Form 10-K405
period 1998-12-31
RESORT AT SUMMERLIN INC; RESORT AT SUMMERLIN L P
filed 1999-03-31
CIK 1058872, 1058870

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                        Commission file number 333-49691

                  THE RESORT AT SUMMERLIN, LIMITED PARTNERSHIP

                          THE RESORT AT SUMMERLIN, INC.

     ----------------------------------------------------------------------
           (Exact name of registrants as specified in their charters)


            Nevada                                    86-0857506
            Nevada                                    86-0857505
  ----------------                                    ----------
   (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or                           Identification No.)
   organization)

             1160 Town Center Drive, Suite 200, Las Vegas, NV 89134

     ----------------------------------------------------------------------
               (Address of principal executive offices, Zip Code)

                                 (702) 869-7000

     ----------------------------------------------------------------------
              (Registrants' telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

                             Title of each class

                        Limited partnership interests
                     -----------------------------------

                     -----------------------------------

    Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No
                                                  ---   ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Pargraph 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12-b-2 of the Exchange Act.) Not applicable.

       Indicate the number of shares outstanding of each of the registrants' classes of common stock, as of the latest practicable date. Not applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-K contains certain "forward-looking statements" which represent expectations or beliefs of The Resort at Summerlin, Limited Partnership (the "Partnership") and The Resort at Summerlin, Inc. ("RAS"), including, but not limited to, statements concerning
(i) the completion and opening of The Resort At Summerlin (the "Resort Casino");
(ii) the Partnership's operations, performance, financial condition, plans, growth and strategies; (iii) industry performance and competitive environment; and (iv) the effects of regulation, including gaming and tax regulation. Any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, including, but not limited to, those relating to development and construction activities; market fluctuations; gaming and other regulatory matters; the receipt of building permits and certificates of occupancy; the impact of internal and external problems caused by the Year 2000 computer problem; taxation; dependence on existing management; leverage and debt service (including sensitivity to fluctuations in interest rates); domestic or international economic conditions; changes in federal and state laws or the administration of such laws; and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions). Certain of these risks and uncertainties are beyond the Partnership's control, and actual results may differ materially depending on a variety of important factors, including those described in this Form 10-K.

    As used herein, the term "Partnership" includes the Partnership and RAS unless the context indicates otherwise.

GENERAL

    The Partnership is currently constructing and intends to own and operate the Resort Casino, a Mediterranean-style luxury hotel, casino and spa complex in Las Vegas, Nevada. The Resort Casino is located approximately nine miles from the Las Vegas Strip (the "Strip") and approximately 15 miles from McCarran International Airport. The 54.5-acre Resort Casino site (the "Site") is located at the gateway to Summerlin ("Summerlin"), a 22,500-acre land development of Howard Hughes Properties, Limited Partnership ("HHP"). As planned, the Resort Casino will feature two luxury hotels with a total of 461 rooms and 80 suites, a 50,000 square foot gaming facility, a 40,000 square foot state-of-the-art spa and fitness facility, up to eight restaurants of varied cuisine and an indoor/outdoor buffet, a 60,000 square foot lifestyle complex, 2,550 parking spaces and a 50,000 square foot conference and banquet center. The Resort Casino, including the parking garage, is expected to be approximately 1.5 million square feet. The Partnership believes that, when completed, the Resort Casino will represent one of a few luxury golf and spa resorts with gaming in the United States and a premier "off-Strip" casino in Las Vegas. Construction of the Resort Casino began in January 1998 with an opening to the general public anticipated on June 29, 1999.

    The Partnership was formed as a limited partnership in Nevada in August 1996. Its general partner is RAS, a Nevada corporation formed in August 1996. The executive offices of the Partnership are located at 1160 Town Center Drive, Suite 200, Las Vegas, Nevada 89134 and its telephone number is (702) 869-7000.

THE RESORT CASINO

    Hotels

    The Resort Casino is designed with two six-story hotels with a combined 541 guest rooms and suites. The Partnership believes it is critical to keep each hotel small enough to retain the ambiance and service expected of a five-star operation. A full range of hotel services are anticipated, including business services, concierge and transportation services, 24-hour room service, spa and fitness facilities, dining and lounge offerings, laundry and valet services, state-of-the-art telecommunications systems, and luxury guest and bath amenities. The Partnership believes that the quality and size of the hotel rooms will be one of the most attractive features to its guests. The hotel's standard guest room will be approximately 564 square feet, which the Partnership believes will make it among the most spacious in Las Vegas. The rooms are designed to offer resort guests the sense of comfort expected at a luxury resort and will be equipped with upscale furnishings and appointments.

    Gaming Operations

    Situated at the hub of the Resort Casino, the casino will emphasize comfort, space and informality, and consist of approximately 50,000 square feet of gaming space, with 1,270 slot machines, 40 table games and a sports and race betting club. Two salons prives will offer higher stakes slots and table games in a more intimate setting.

    The Partnership believes that few casinos in the Las Vegas market that cater to Las Vegas residents place a significant emphasis on table games. The Resort Casino's marketing efforts will emphasize its table game limits and credit facilities. Maximum bet limits will accommodate many of the local players who currently patronize the Strip due to the prevailing low maximum bet limits imposed by the other local casinos. The table operation will be marketed directly to local players and visitors with table gaming budgets from $5,000 up to $250,000. The Partnership anticipates that the Resort Casino will extend credit to any creditworthy customers, irrespective of whether they are residents or visitors.

    Food and Beverage

    Few restaurants are currently available within Summerlin and the neighboring communities. The Resort Casino will seek to target this market by offering up to nine separate dining facilities and nine bars and lounges. The largest dining facility will be a 684-seat indoor/outdoor buffet serving two meals daily on the second floor of the Resort Casino with panoramic views of the mountains, golf courses and city lights. The Resort Casino also will have up to eight other restaurants offering a variety of menus at many price points. The Partnership will operate three restaurants and has entered into four leases with operators of restaurants serving steak and seafood, Japanese, Continental and Italian cuisine.

    Lifestyle Complex

    The 60,000 square foot Lifestyle Complex (the "Lifestyle Complex") will tie together the Resort Casino's restaurants, shops and other entertainment areas. The Lifestyle Complex has been designed to facilitate indoor and outdoor activities with Mediterranean-themed terraces, fountains and pools, will target middle to upper income residents and is expected to include:

            -  Gift Shop                       -  Cigar Bar
            -  Florist                         -  Clothing Store
            -  Golf Shop                       -  Jewelry Store
            -  Ice Cream Parlor/               -  Optician
               Chocolatier
            -  Authentic Irish Pub             -  Wine Shop
            -  Art Gallery                     -  Live Entertainment

    Executive Office, Conference and Banquet Complex

    The Resort Casino will have 50,000 square feet of dedicated conference room and meeting space, outfitted with state-of-the-art audio and visual support equipment. An on-site business center with a mix of small and large rooms will provide corporate travelers with access to the latest technology including full service audio-visual equipment, computer terminals, laser printers, telephones, fax machines, online market updates and other business services. The office and conference complex will be designed to support the Resort Casino's strategy of attracting out-of-state group business (such as corporate retreats and small conventions) as well as meetings of local residents. The proximity to 183 holes of golf is expected to be a key additional element in the Resort Casino's attractiveness as a center for small meetings.

    Recreational Amenities

    Golf. The Resort Casino will be associated with the highly rated, 18-hole, Tournament Players Club ("TPC") at the Canyons golf course ("TPC Canyons") which currently hosts the Senior PGA Tour's Las Vegas Senior Classic. As part of a contractual agreement with the TPC Canyons, the Resort Casino has the ability to control 50.0% of the available tee times for the next 99 years. At the Resort Casino's option, this percentage may be increased to 75.0%. TPC Canyons is one of 17 TPC clubs and courses nationwide. Home to numerous PGA Tour and Senior PGA Tour events, the TPC network has a reputation for providing some of the finest golf facilities in the world.

    To the north of the Resort Casino is the TPC Summerlin championship course, home to the PGA Tour's annual Las Vegas Invitational and the site of Tiger Woods' first PGA tour victory. TPC Summerlin is a private club that will be accessible to the Resort Casino's best customers as guests of the Partnership. Moreover, for those golfers desiring a variety of course offerings during their stay in Las Vegas, an additional 48 holes of golf are available at Angel Park including a lighted 12-hole par three course. Five other public and private 18-hole courses and one 27-hole public course are located within a five-minute drive of the Site.

    In total, guests of the Resort Casino will be in close proximity to 183 golf holes, as follows:

                             LAS VEGAS GOLF COURSES
                     (Immediate Areas of the Resort Casino)

           COURSE NAME                        LOCATION                  HOLES
---------------------------------   ----------------------------        -----

TPC Canyons......................   Adjoining                             18
TPC Summerlin....................   Immediately North                     18
Angel Park.......................   Immediately South and East            36
Angel Park (Executive)...........   Immediately South and East            12
Badlands.........................   1/2 Mile South                        27
Palm Valley......................   Sun City                              18
Highland Falls...................   Sun City                              18
Eagle Crest......................   Sun City                              18
Canyon Gate Country Club.........   2 Miles South                         18
                                                                         ---
       TOTAL.....................                                        183

    Superior Spa and Fitness Center. The Resort Casino will contain a 40,000 square foot superior spa, salon and fitness center, which the Partnership believes will be one of the largest and best equipped in Las Vegas. Resort Casino guests and day visitors will have access to facilities including locker rooms, showers, steam room, sauna, whirlpool and specialty baths, and a cascading waterfall shower. The spa is expected to offer a variety of treatments, including facials, massages and body treatments. The salon will provide hair care services, manicures, pedicures, make-up and waxing. The spa's boutique will sell fitness attire, Resort Casino logo wear, hydrotherapy bath products, massage and aromatherapy oils, and skin care products. The fitness center will contain state-of-the-art workout equipment including Gravitrons, Stairmasters, treadmills, rowing machines and Lifecycles; an aerobics studio; and a full range of weight training equipment.

    Gardens and Swimming Pool. The Resort Casino is expected to have an 11,000 square foot outdoor pool and children's pool. The pool area will offer Resort Casino guests and members several acres of elaborate landscaping, water features and walking paths throughout the Site.

    Parking and Transportation

    The Resort Casino will have parking sufficient to accommodate both out-of-town and local guests. A four-level covered parking structure will provide parking for approximately 918 vehicles and surface parking space for an additional 1,632 vehicles. Resort Casino guests and visitors will have the option of either self-parking or using a complimentary valet service. The Resort Casino will provide transportation for VIP guests to and from the airport and shuttles and limousines to the Strip and popular shows.

CONSTRUCTION

    Construction of the Resort Casino began in January 1998 with a scheduled completion in the second quarter of 1999. As with any major construction project, construction of the Resort Casino involves many risks, including potential shortages of materials and labor, work stoppages, labor disputes, weather interference, receipt of necessary building permits and certificates of occupancy, unforeseen engineering, environmental or geological problems and unanticipated cost increases, any of which could give rise to delays or cost overruns. Construction, equipment or staffing requirements or problems or difficulties in obtaining any of the requisite licenses, permits, or authorizations from regulatory authorities could increase the cost or delay the construction or opening of the Resort Casino or otherwise affect the planned design and features. There can be no assurance that the Resort Casino will be completed within the time period or budget currently contemplated. See Footnote 5 to the Financial Statements filed herewith (the "Financial Statements"), "Commitments and Contingencies -- Construction Agreement."

BUSINESS AND MARKETING STRATEGY

    The Partnership's business and the goal of its marketing strategy are to (i) create the Resort Casino as a premier off-Strip location with geographic exclusivity, (ii) deliver superior and market-unique resort amenities within the local off-Strip market, (iii) target middle- to upper-income customers, (iv) capitalize on its marquee hotel flag and extensive travel network relationship and (v) leverage management's track record and continuity.

    - Create a Premier Off-Strip Location with Geographic Exclusivity. The Partnership believes that, at the time of its completion, the Resort Casino will be the only luxury gaming destination of its kind in the United States with nine golf courses within a five minute drive. The Resort Casino will be situated at the gateway to Summerlin, and the area within a 5-mile radius of the Site is projected by the University of Nevada Reno - Bureau of Business and Economic Research ("BBER") to have a 1999 population base of 284,000 residents. The Site is readily accessible from most major points in the city including downtown Las Vegas (approximately eight miles), the Strip (approximately nine miles) and McCarran International Airport (approximately 15 miles). Accessibility will be further enhanced by the planned connection of the Las Vegas beltway to Summerlin Parkway in 2000.

    The Partnership has obtained rights of first offer from HHP (the "Rights of First Offer") to develop an additional four designated gaming sites in Summerlin which rights may be assigned to certain affiliates in certain circumstances. Additionally, Nevada Senate Bill #208, enacted in July 1997, from which the Resort Casino and the additional four gaming sites subject to the Rights of First Offer are exempt, limits the development of casinos near residential neighborhoods, churches and schools, restricting entry by competitors into the market.

    - Deliver Superior Resort Amenities. The Resort Casino is designed along the lines of a Scottsdale- or Palm Springs-type facility with Mediterranean-style architecture, intimate ambiance and strong focus on service intended to create a lifestyle experience for its guests and offer visitors a haven from the pressures of daily life. The Partnership believes that this atmosphere generally is unavailable in Las Vegas or other gaming locales in the United States.

The Resort Casino's amenities are expected to include:

    -   Two luxury hotels with a total of 461 standard rooms and 80 suites;
    -   A 50,000 square foot casino;
    -   Access to area golf courses;
    -   A 40,000 square foot upscale spa;
    -   Nine restaurants and nine bars;
    -   A 50,000 square foot conference center; and
    - A 60,000 square foot Lifestyle Complex with retail areas and restaurants.

See Item 1, "Business - The Resort Casino."

    - Target Middle- to Upper-Income Customer Segments. The Resort Casino is designed to cater to the affluent, higher-end customer. The Partnership believes that the Resort Casino's hotels and recreational amenities will appeal to customers from the following principal long-term markets:

    The Captive Summerlin Market. The population within a five-mile radius of the Site, which encompasses Summerlin and other residential neighborhoods in metropolitan Las Vegas, is estimated by BBER to be approximately 271,000 in 1998 and projected by BBER to grow to 284,000 by 1999. According to the Nevada State Demographer's Office ("NSDO"), the population of Clark County has grown approximately 48.8% since 1990, and the population within a five-mile radius of the Site is projected by BBER to grow at approximately 4.9% per year. The median household income of approximately $54,400 for residents in this target market is approximately 20.0% above the Las Vegas median household income of approximately $45,300 and approximately 49.2% above the United States national average according to BBER. The Partnership's goal is to position the Resort Casino as the Summerlin residents' "country club."

    Middle- to Upper-Income Local Market. The Partnership believes this segment is characterized by a highly profitable, repeat clientele that has long been under-served by "local" casinos, and expects the Resort Casino will appeal strongly to the affluent local population, including the estimated 72.0% of adult Las Vegas residents who game an average of 51.31 times a year and spend an average of $51.44 (in 1995 dollars) per each visit according to the Las Vegas Convention and Visitors Authority ("LVCVA").

    Golfer/Gamer and Resort Vacationer. According to Simmons Market Research Bureau ("SMRB"), approximately 3.4 million golfer/gamers visit Las Vegas at least once annually and 51.6% of golfer/gamers spend over $1,500 per trip. The Partnership believes the Resort Casino will represent the only gaming resort in the United States in close proximity to two TPC and seven other golf courses. Additionally, the high levels of service and amenities expected to be provided by the Resort Casino will cater to resort table players with gaming budgets from $5,000 to $250,000 per visit.

    Local and Out-of-State Conferences and Banquets. The Resort Casino is expected to have one of the few high-tech business meeting facilities in Las Vegas catering to small-and mid-size conferences. Designed with the necessary services and amenities to cater to executive retreats, including ample parking, the Partnership believes that the Resort Casino will provide an ideal setting for small-to mid-sized conferences and will have the capacity to host charity and social events for up to 1,100 people in dinner seating.

    - Capitalize on Marquee Hotel Flag and Travel Network Relationship. The Partnership has entered into an agreement with Regent International, an affiliate of the Carlson Hospitality group. The Regent International hotels are a group of luxury hotels concentrated around the Pacific Rim, with the Resort Casino representing its only property in Las Vegas. As of March
    1999, Regent International's only flagged property in the U.S. is the Regent Beverly Wilshire-Los Angeles. The Resort Casino will benefit from Regent's reservation network and Carlson Wagonlit Travel, a national travel agency with no existing Las Vegas hotel affiliate.

    - Leverage Management Team Track Record and Continuity. The Partnership expects to leverage the gaming experience and track record of RAS's senior and middle management. RAS's senior management has a cumulative 75 years of experience in the gaming and resort industry. Brian McMullan, the President and Chief Executive Officer of RAS, and Jim Fonseca, the Senior Vice President Gaming Operations of RAS, have worked together for over 20 years. Quinton Boshoff, the Senior Vice President Slot Operations of RAS, has worked with Messrs. McMullan and Fonesca for over 11 years. Messrs. McMullan, Fonseca and Boshoff each were previously employed by Sun International, an international casino group, and participated in designing, building and operating six casinos in South Africa including Sun International's Carousel. John Tipton, the Senior Vice President, Chief Financial Officer and General Counsel of RAS, served in Colorado Governor Roy Romer's cabinet as Executive Director of the Colorado Department of Revenue, during which time he successfully drafted and implemented casino gaming legislation. The Partnership's middle management includes other gaming and non-gaming professionals with experience principally in the United States, the United Kingdom and southern Africa.

       The ability of the Partnership to execute its business and marketing strategy depends upon several factors, including, but not limited to, (i) its ability to attract hotel guests who currently patronize the Strip and destination golf resorts elsewhere in the country and (ii) its ability to attract local residents who currently patronize existing casinos in Las Vegas. See Item 1, "Business - Competition and Las Vegas Market" below in this section.

       All of the Partnership's operations are conducted in the United States. All of the Partnership's revenues from external customers for the fiscal year ended December 31, 1998 may be attributed to, and all of its long-term assets are located in, the United States. See the Partnership's Financial Statements included in this Form 10-K for a statement of the Partnership's revenues, profits and total assets.


EMPLOYEES

    The Partnership anticipates that it will directly employ approximately 1,800 employees in connection with the Resort Casino. The Partnership will be required to undertake a major recruiting and training program prior to the opening of the Resort Casino at a time when other major new facilities may be approaching completion and also recruiting employees. The Partnership believes that it will be able to attract and retain a sufficient number of qualified individuals to operate the Resort Casino.

COMPETITION AND LAS VEGAS MARKET

    The casino hotel industry is a highly fragmented and competitive industry. The Partnership has identified four major industry sectors that are expected to pose competition to the Resort Casino: (i) upscale golfing destinations throughout the United States, (ii) casinos in suburban Las Vegas, (iii) the Las Vegas Strip and (iv) other gaming markets throughout the United States. Many of the Resort Casino's competitors have greater resources and, as such, place the Resort Casino at a disadvantage.

    Upscale Golfing Destinations throughout the United States

    According to SMRB, in 1997, the total United States market for golfer/gamers was estimated to be approximately 11.8 million. Of the destinations visited, 70% of the golfer/gamers had visited at least one of six states within the past year: Florida, California, Nevada, Texas, Arizona and Colorado. Nevada had approximately 13.6% of total golfer/gamer visits and 28.7%, or 3.4 million, of all golfer/gamers have visited Las Vegas during the last 12 months.

    The Resort Casino will compete for this segment against destination golf resorts throughout the United States, particularly in upscale southwestern locations such as Palm Springs, California and Scottsdale, Arizona. Other states with competitive destination golf resorts include Hawaii, Texas, Florida, Colorado, North Carolina and South Carolina, among others.

    At present, those resorts in the southwestern United States which offer a competitive product for the golfer, but are situated outside Nevada, are unable to offer the gaming attractions which will be available at the Resort Casino. Arizona and California have a limited number of casinos on Indian reservations, but the Partnership believes there are problems with the location of these casinos and, as of the date of this Form 10-K, in neither state is it possible to offer the full service gaming product which is available in Nevada. The Partnership believes that the Resort Casino is properly positioned with regard to its market, which the Partnership believes will enable it to charge premium rates and attract more affluent customers. There can be no assurance that the Partnership will be successful in doing so. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - California Proposition 5."

    Casinos in Suburban Las Vegas

    Las Vegas is one of the fastest growing cities in the United States. The current rate of immigration is approximately 6,000 people per month. Clark County's population has grown from approximately .5 million in 1980 to approximately 1.3 million in 1998 and is projected to exceed 2.0 million in 2010, according to the NSDO. The Partnership believes that as major new Strip properties are built and opened in 1999 and 2000, the resulting employment is likely to fuel further population growth in suburban Las Vegas.

    According to BBER, in 1998 the Las Vegas metro area had a total population of approximately 1.2 million, of whom approximately .8 million were adults and, based on the LVCVA surveys, approximately .6 million were casino gamers. According to the LVCVA, Las Vegas residents who game do so, on average, just over once per week and 54.0% game at least once a week. The 1995-96 LVCVA study indicates an average of 51.31 visits per year among locals. According to the 1995-96 LVCVA study, approximately 44.0% of local residents game at off-Strip casinos. In terms of gaming spend, the LVCVA arrived at a mean spend per visit of $51.44 (in 1995 dollars). The total local gaming market for metropolitan Las Vegas has been estimated to be approximately $1.5 billion.

    The Resort Casino will compete directly for local residents with the existing and planned casinos located near the Site. Existing casinos in northwestern Las Vegas include the following:

                        CASINO                  NUMBER OF            NUMBER OF
     CASINO             SQUARE FOOTAGE          SLOT MACHINES        TABLE GAMES
     ------             --------------          -------------        -----------

Texas Station           131,000                   2,950                    34
Santa Fe                 77,882                   1,740                    29
Arizona Charlie's        56,316                   1,435                    21
Fiesta                   44,910                   1,335                    20


    In February 1999, Texas Station opened a $55 million expansion, including 58,000 square feet of casino space. Also in February 1999, Fiesta announced a $22 million expansion, including 20,000 square feet of casino space. Fiesta's expansion is planned to open in mid-December 1999.

    Coast Resorts, Inc. ("Coast Resorts") has announced plans for the Suncoast Casino, which is located approximately 1/2 mile south of the Site. According to a company press release, the Suncoast will cost from $140 to $150 million and will include a 240 room hotel, a 70,000 square-foot casino, four restaurants, a bowling alley and a 16-screen movie theater. Coast Resorts hopes to break ground by April or May 1999. Coast Resorts has a second casino site approximately 6 miles from the Site, across the street from Texas Station and Fiesta. Coast Resorts has not announced detailed plans for developing that site.

       The Partnership believes that all of the existing and planned casinos in northwestern Las Vegas target the middle and lower end of the local market. The Resort Casino intends to focus on the upper end of the local casino market by offering higher table limits, credit, upscale food and beverage offerings and the spa experience.

    The Las Vegas Strip

    Las Vegas is the oldest and largest gaming market in the United States. The Las Vegas metro area gaming market is divided into four geographic sectors: the Downtown, Strip, North Las Vegas and Boulder Strip areas. The Strip is the location of approximately 40 casinos, including Las Vegas' largest and newest mega-casinos. The Downtown area includes approximately 18 casinos on and near Fremont Street in old Las Vegas. The Boulder Strip and North Las Vegas markets are comprised of suburban casinos and primarily target local residents and their guests. Total 1998 gaming revenues in Clark County, which includes Las Vegas, were approximately $6.3 billion, an increase of 3.0% over 1997.

    New development in Las Vegas is occurring primarily on the Strip. The Bellagio opened in October 1998, and Mandalay Bay opened in March 1999. New casinos scheduled to open in 1999 include The Venetian and Paris, with the new Aladdin scheduled to open in 2000. In addition to this development, certain existing properties on the Strip are undergoing, or have recently undergone, substantial renovation and improvement to upgrade facilities and increase hotel and gaming capacity. According to the LVCVA, total rooms inventory in Las Vegas has increased from approximately 90,000 in 1995 to approximately 109,000 in 1998, and is expected to increase to over 125,000 by the end of 2000.

    According to the LVCVA, in 1998 there were a total of 30.6 million visitors to Las Vegas, a .5% increase over 1997. The LVCVA has projected 1999 visitation to increase to 32.3 million, an increase of 5.5% over 1998. According to the LVCVA, approximately 47.0% of visitors to Las Vegas currently arrive by air. The city is served by McCarran International Airport, which has grown substantially over the last several decades to keep pace with visitor demand generated by the gaming and lodging market. The airport serves more than 20 scheduled air carriers and 19 charter service airlines. According to the LVCVA, McCarran International support serviced 30.2 million passengers in 1998.

    The Partnership believes very few of the existing Las Vegas properties have a competitive product in this segment of the market. Only the Desert Inn and the Las Vegas Hilton have a golf course adjacent to their properties, and the Partnership believes only the Venetian's Canyon Ranch spa is larger than the Resort Casino's spa. In the future, the proposed development of Lake Las Vegas and the Mountain Spa could create significant competitors in the market. However, the Resort Casino will have the advantage of being first to the market with its product, it will be associated directly with a TPC course which is host to a nationally televised tournament, and 183 holes of golf are within a five minute drive of the Site. The Site is also only about 20 minutes from McCarran International Airport and 15 minutes from the Strip. From the PGA Tour and Senior PGA Tour events, the Summerlin name enjoys a degree of recognition in the U.S. among the golfing community which, the Partnership believes, will benefit the Resort Casino.

    Other Gaming Markets throughout the United States

    As recently as 1987, casino gaming was only legal in two jurisdictions - Nevada and Atlantic City, New Jersey. With the proliferation of casino gaming during the last decade, casino gaming now exists in over thirty states, including riverboats, dockside casinos, Indian casinos and land-based casinos. In addition, all but two states have some form of legalized gaming, including lotteries, bingo and pari-mutual racing.

    The Resort Casino will compete to a limited extent with other gaming markets in the United States. In particular, Indian casinos operate in Arizona and California. Recently passed legislation in California was passed to clarify the legal status of the California Indian casinos. With 28.0% of visitors to Las Vegas coming from Southern California in 1998, expansion of gaming in California could have a material adverse effect on the financial condition of the Partnership. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation - California Proposition Five."


REGULATION AND LICENSING

    Nevada

    The ownership and operation of casino gaming facilities in Nevada are subject to the Nevada Gaming Control Act (the "Nevada Act"), various local regulations and the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board") and the City of Las Vegas (collectively, the "Nevada Gaming Authorities").

    The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have a material adverse effect on the financial condition of the Partnership.

    The Partnership will be required to obtain certain licenses from the Nevada Gaming Authorities (the "Gaming Licenses"). The Gaming Licenses require the periodic payment of fees and taxes and are not transferable. Once licensed and registered by the Nevada Commission as a publicly-traded corporation ("Registered Company"), the Partnership will be required to submit periodic detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may be a partner of, or receive any percentage of profits from, the Partnership without first obtaining licenses and approvals from the Nevada Gaming Authorities ("Gaming Approvals").

    In connection with the licensing and registration of the Partnership, RAS will be required to be registered as a Registered Company and licensed as the general partner. In connection with the registration of RAS as a Registered Company and licensure as the general partner, each direct and indirect owner of RAS, including without limitation, Swiss Casinos of America, Inc., a corporation that owns 100% of RAS and 76.6% of the Partnership ("SCA"), Swiss Casinos Holding, AG, a Swiss corporation that owns 83.0% of SCA and a direct 16.7% interest in the Partnership (the "Swiss Parent") and their respective owners (collectively, the "RAS Owners") will be required to obtain from the Nevada Gaming Authorities the applicable Gaming Approvals.

    The Partnership has entered into a Management Services Agreement with Seven Circle Resorts, Inc. ("SCR"), a wholly-owned subsidiary of SCA, whereby certain employees of SCR will provide substantial management and general and administrative services and other support to the Partnership and RAS, in consideration of the payment of a monthly fee to SCR and the reimbursement of SCR's actual expenses and appropriate portions of the salaries and benefits of its employees providing such management services. Accordingly, SCR will be required to be licensed as a key employee of the Partnership in connection with the licensing and registration of the Partnership to operate the Resort Casino. SCR has applied for licensure as a key employee of the Partnership.

    The Partnership and RAS are each a "publicly traded corporation" as defined in the Nevada Act. In order to receive a gaming license as a publicly traded corporation, the Partnership must be exempted by the Nevada Commission from a prohibition in the Nevada Act which makes Registered Companies ineligible to apply for or hold a Gaming License. The Nevada Commission has exempted companies from this provision in the past and has granted gaming licenses to publicly traded corporations. The Partnership has applied for an exemption from this requirement (the "Exemption") in connection with its application for a Gaming License. In connection with licensing and receipt of the Exemption, RAS and the Partnership each also will be required to be registered by the Nevada Commission as a Registered Company. The following regulatory requirements will be applicable to the Partnership and RAS upon their receipt of all necessary Gaming Approvals from the Nevada Gaming Authorities. The Partnership, RAS and the RAS Owners have not yet obtained from the Nevada Gaming Authorities the Gaming Approvals required in order for the Partnership to conduct gaming operations at the Resort Casino and there can be no assurances given that such Gaming Approvals will be obtained, or that they will be obtained on a timely basis. There can also be no assurances that the Partnership's officers, partners and key employees will obtain Gaming Approvals from the Nevada Gaming Authorities. The failure of either RAS or the Partnership and their officers, partners, directors, stockholders and key employees to obtain Gaming Approval would have a material adverse effect on the Partnership's financial condition.

    As a Registered Company, the Partnership will be required periodically to submit detailed financial information and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a partner of, or receive any percentage of profits from, a licensee ("Licensee") without first obtaining licenses and approvals from the Nevada Gaming Authorities.

    The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Partnership, RAS, SCR and the RAS Owners to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, managers and certain key employees of the Partnership, RAS, SCR, SCA and the Swiss Parent have filed applications with the Nevada Gaming Authorities and will be required to be licensed, or found suitable, by the Nevada Gaming Authorities in connection with the Partnership's application. The Nevada Gaming Authorities may deny an application for licensing or a finding of suitability for any cause they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability, or the gaming licensee by whom the applicant is employed or for whom the applicant serves, must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities, and the Nevada Gaming Authorities have jurisdiction to disapprove a change in a position.

    If the Gaming Authorities were to find an officer, director, partner, stockholder or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Partnership, RAS, SCR, SCA or the Swiss Parent, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Partnership, RAS, SCR, SCA or the Swiss Parent to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

    If the Partnership, RAS, SCR, SCA or the Swiss Parent violated the Nevada Act, any gaming licenses held by the Partnership could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Swiss Parent, SCA, RAS, SCR, the Partnership, and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Resort Casino and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value thereof) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any Gaming License or the appointment of a supervisor could (and revocation of any Gaming License would) materially adversely affect the financial condition of the Partnership.

    Even if a Registered Company is granted certain exemptions by the Nevada Commission, any beneficial holder of the Registered Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of the Registered Company's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the state of Nevada. Each beneficial owner of an interest in the Partnership may be required to be licensed or found suitable. The applicant must pay all costs of investigation incurred by the Gaming Authorities in conducting any such investigation.

    The Nevada Act requires any person who acquires more than 5.0% of a Registered Company's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10.0% of a Registered Company's voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires beneficial ownership of more than 10.0%, but not more than 15.0%, of a Registered Company's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability requirements if the institutional investor holds the voting securities for investment purposes only. An institutional investor is not deemed to hold voting securities for investment purposes unless the voting securities are acquired and held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of a Registered Company, any change in a Registered Company's corporate charter, bylaws, management, policies or operations, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding a Registered Company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) other activities as the Nevada Commission may determine to be consistent with investment intent. A corporation, partnership or trust which is a beneficial owner which must be found suitable, must submit detailed business and financial information including a list of beneficial owners and pay all costs of investigation.

    Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable, including any record owner who, upon request, fails to identify a beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the voting securities of a Registered Company beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. A Registered Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or limited partner or to have any other relationship with the Resort Casino or an affiliate, it (i) pays that person any dividend or interest upon voting securities of the Registered Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value.

    The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Company to file applications, be investigated and be found suitable to own the debt security of a Registered Company. If the Nevada Commission determines that a person is unsuitable to own a debt security, then pursuant to the Nevada Act, the Registered Company can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

    All Registered Companies are required to maintain a current ledger in Nevada reflecting all ownership interests, which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. All Registered Companies also are required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require that certificates representing ownership interest in a Registered Company bear a legend indicating that such securities are subject to the Nevada Act. It is unknown at this time whether the Nevada Commission will impose this requirement on the Partnership.

    None of the Swiss Parent, SCA, RAS, SCR or the Partnership may make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities, and any representation to the contrary is unlawful.

    Changes in control of a Registered Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Company must satisfy the Nevada Board and the Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Company. The Nevada Commission also may require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

    The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and Registered Companies that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environmental for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before a Registered Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by a Registered Company's Board of Directors in response to a tender offer made directly to a Registered Company's stockholders or partners for the purposes of acquiring control of a Registered Company.

    License fees and taxes vary depending on the type of gaming or activity involved and are payable to the State of Nevada and to the counties and cities in which the Nevada Licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax also is paid by casino operations where certain entertainment is provided in a cabaret, nightclub, cocktail lounge or casino showroom in connection with the serving or selling of food, refreshments or merchandise. Licensees such as Seven Circle Resorts of Nevada, Inc., a wholly-owned subsidiary of SCA ("SCRN"), that hold a distributor's license also pay certain fees and taxes to the State of Nevada.

    With the exception of lotteries, nearly all types of gaming are legal in Nevada. Taxes on nonrestricted gaming locations (more than 15 slot machines) are paid monthly on a sliding scale: 3.0% on the first $50,000 of gross gaming revenues, 5.0% on the next $90,000 and 6.25% on revenues exceeding $140,000. The casino entertainment tax is 10% on all admissions, concessions, merchandise and services for certain events and other forms of entertainment offered by the gaming establishment. Quarterly and annual fees are assessed by the state, county and local governments based on the number of table games and slot machines.

    The gaming industry represents a significant source of tax revenues to the State of Nevada and Clark County. From time to time, federal and state legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. Recent proposals have included a federal gaming tax and increases in state or local gaming taxes. They have also included limitations on the federal income tax deductibility of the cost of furnishing certain complimentary promotional items to customers and complimentary meals to employees. It is not possible to determine with certainty the likelihood of possible changes in tax law or in the administration of such law. Such changes, if adopted, could have a material adverse effect on the Partnership's financial results.

    Any Licensee who proposes to become involved in a gaming venture outside of Nevada is required to deposit and maintain with the Nevada Board a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees also are subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

    The sale of alcoholic beverages by the Partnership on the premises of the Resort Casino will be subject to licensing, control and regulation by the City of Las Vegas. All licenses are revocable and are not transferable. The City of Las Vegas has full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could, and suspension or revocation would, have a material adverse effect on the financial condition of the Partnership.

    Other Gaming Jurisdictions

    The Swiss Parent and SCA are subject to the jurisdiction of other gaming authorities in the United States, including the Colorado Limited Gaming Control Commission, the State of North Dakota Attorney General's Office, the Standing Rock Tribal Gaming Control Commission and the National Indian Gaming Commission, as well as European gaming authorities (each a "Gaming Authority" and collectively, the "Gaming Authorities"). Should any of these other Gaming Authorities take certain actions against the Swiss Parent, SCA or a corporate Affiliate of RAS or the Partnership, such action could have a material adverse effect on the Partnership's ability to obtain or maintain a Nevada gaming license and additional sanctions could be imposed by the Nevada Gaming Authorities for regulatory violations outside the State of Nevada. Any action by any Gaming Authority may adversely affect the Gaming Licenses of RAS or the Partnership, which would have a material adverse effect on the financial condition of the Partnership.

NATIONAL GAMBLING COMMISSION

    A National Gambling Impact Study Commission (the "National Commission") has been established by the United States Congress to conduct a comprehensive study of the social and economic impact of gaming in the United States. The National Commission is required by the enabling legislation to issue a report containing its findings and conclusions, together with recommendations of the National Commission for legislation and administrative actions, by June 20, 1999. Any recommendations which may be made by the National Commission could result in the enactment of new laws and/or the adoption of new regulations which could adversely impact the gaming industry in general and the Partnership in particular. The Partnership is unable at this time to determine what recommendations, if any, the National Commission will make, or the ultimate disposition of any recommendations the National Commission may make.

ENVIRONMENTAL MATTERS

    The Partnership's operations and properties are subject to a wide variety of increasingly complex and stringent environmental laws. The Partnership believes its operations and properties are in compliance in all material respects with environmental laws. Based upon its experience to date, the Partnership believes that the future cost of compliance with and liability under existing environmental laws will not have a material adverse effect on the financial condition of the Partnership.

FUTURE SITES AND DEVELOPMENT

    The Resort Casino is located at the only approved gaming site in the portion of Summerlin known as Summerlin North. The Partnership has obtained the Rights of First Offer from HHP for future development on the four approved gaming sites in Summerlin South and West which rights, in certain circumstances, may be assigned to an affiliate of SCA. Development of Summerlin South began in 1997, and Summerlin West is anticipated to be developed over the next five to 10 years. The Partnership believes this geographic exclusivity enhances the Partnership's future prospects in the Las Vegas market that will give the Resort Casino a sustainable competitive advantage. Moreover, recently passed legislation will further restrict the ability of new casinos to enter the Partnership's targeted market. This legislation prohibits new casino development within 500 feet of a residential area or within 1,500 feet of a church or school. This legislation also requires clear and convincing evidence that a proposed casino will not adversely affect residential areas, schools or churches located within 2,500 feet. Casino sites in master-planned communities that had been previously zoned and approved for casino development at the time the legislation became law are exempted from these requirements under Nevada Senate Bill #208. Examples of such sites are the four additional sites subject to the Right of First Offer in Summerlin West and Summerlin South as well as Coast Resorts' Suncoast Casino site in close proximity to the Site. In addition, Nevada Senate Bill #208 imposed a time certain deadline for receipt of governmental approvals for certain other proposed casino development in neighborhood areas not otherwise exempted by terms of the legislation.

ITEM 2. PROPERTIES

    The Partnership acquired the Site at the intersection of Summerlin Parkway and Rampart Boulevard in Las Vegas, Nevada in August 1996 for approximately $16.6 million. The Site is located at the gateway to Summerlin. When completed, the Resort Casino will feature two luxury hotels with a total of 461 rooms and 80 suites, a 50,000 square foot gaming facility, a 40,000 square foot spa and fitness facility, up to eight restaurants of varied cuisine and an indoor/outdoor buffet, a 60,000 square foot lifestyle complex and a 50,000 square foot conference and banquet center. See Item 1, "Business - The Resort Casino," for a more detailed description of the Resort Casino.

    The Partnership maintains five offices: (i) Corporate Office at 1160 Town Center Drive, Suite 200, Las Vegas, Nevada 89134, (ii) Development Office at 3330 West Desert Inn Road, Unit 5, Las Vegas, Nevada 89102, (iii) Operations Office at 3320 W. Sahara Avenue, Suite 300, Las Vegas, Nevada 89102, (iv) Recruiting Center at 6344 W. Sahara Avenue, Las Vegas, Nevada 89102, and (v) the Construction Office at 221 N. Rampart Boulevard, Las Vegas, Nevada 89128. With the exception of the Site, all of these properties are leased. The Partnership anticipates closing all leased locations except the corporate office during 1999. The main telephone number of the Partnership is (702) 869-7000.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not presently involved in any material legal proceedings, nor, to its knowledge, are any material claims threatened against the Company or its properties other than claims arising in the ordinary course of business. See
Note 5 to Financial Statements, "Commitments and Contingencies - Construction Agreement."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On December 28, 1998, the Swiss Parent was admitted into the Partnership as a limited partner. In accordance with the terms of the Partnership's agreement of limited partnership, the admission of a new limited partner required the vote of at least 75% of the limited partnership interests, which vote was obtained.

    No other matters were submitted to a vote of the Partnership's security holders during the fourth quarter of the fiscal year ended December 31, 1998.

PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The limited partnership interests (the "Interests") do not have an established trading market. The Partnership does not intend to list the Interests on any national securities exchange or seek the admission thereof to trading in the National Association of Securities Dealers Automated Quotation System. The Partnership does not intend to make a market in the Interests, nor is it obligated to do so.

    As of December 31, 1998, there were six direct and approximately 13 beneficial owners of the Interests. Any sale or other transfer of the Interests is subject to restrictions contained in the Partnership's agreement of limited partnership and by the Nevada gaming regulations. See Item 1, "Business - Regulation and Licensing - Nevada."

    On December 31, 1997, the Partnership and RAS issued 100,000 units consisting of $1,000 principal amount of Series A 13% Senior Subordinated PIK Notes Due 2007 ("Series A Senior Subordinated Notes"), all of which were later exchanged for Series B Senior Subordinated PIK Notes Due 2007 ("Senior Subordinated Notes"), and a warrant to purchase one share of common stock (a "Corporate Warrant") in RAS Warrant Co. ("Warrant Co."), which may be exchanged for a warrant to purchase an Interest representing 0.00008% of the total partnership interest in the Partnership (an "L.P. Warrant," and collectively with the Corporate Warrants, the "Note Warrants") at the purchaser's election. Warrant Co. is a wholly-owned subsidiary of SCA. Each L.P. Warrant entitles the holder to acquire through December 15, 2007, one Interest representing 0.00008% of the total partnership interest in the Partnership at a price per L.P. Warrant of $0.01, subject to the provisions of the partnership agreement and adjustments from time to time upon the occurrence of certain changes in the terms of the partnership interests, distributions, and certain issuances of options or convertible securities. Holders of L.P. Warrants do not by virtue of being such holders have any rights as limited partners of the Partnership. The Note Warrants in the aggregate will represent an 8.0% interest in the Partnership when exercised. As of December 31, 1998, there were 100,000 outstanding L.P. Warrants, all of which were held by Warrant Co.

    The Partnership does not currently pay a cash dividend, nor is one contemplated in the foreseeable future. Any dividend or other cash distribution to the partners is restricted by the terms of the December 30, 1997 Credit Agreement among the Partnership, RAS and National Westminster Bank PLC (the "Credit Agreement") and the December 31, 1997 Indenture among the Partnership, RAS and the United States Trust Company as trustee (the "Indenture").

ITEM 6. SELECTED FINANCIAL DATA


SELECTED FINANCIAL DATA

    The selected historical financial data set forth below as of December 31, 1998 and December 31, 1997, for the years ended December 31, 1998 and 1997, for the period from inception through December 31, 1996, and for the period from inception through December 31, 1998 have been derived from the Financial Statements of RAS and the Partnership included elsewhere herein which have been audited by Ernst & Young LLP, independent auditors, and should be read in conjunction with those Financial Statements (including the notes thereto) and with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," all appearing elsewhere in this Form 10-K.

RAS CONSOLIDATED
----------------
                                                                        PERIOD FROM           PERIOD FROM
                                              YEARS ENDED            INCEPTION THROUGH     INCEPTION THROUGH
                                             DECEMBER 31,               DECEMBER 31,          DECEMBER 31,
                                   --------------------------------
                                         1998             1997             1996                  1998
                                   ----------------  --------------  -----------------     -----------------

Statement of Operations Data:
  Revenues......................    $         ---     $      ---        $     ---            $        ---
Cost and Expenses:
  General and administrative              781,851        498,427           84,458               1,364,736
  Depreciation and
     amortization...............        2,236,546        113,312              ---               2,349,858

Other Income (Expense):
  Interest income...............        7,699,976         41,255              ---               7,741,231

  Interest expense, including
     accretion of warrant
     liability                        (16,705,042)       (48,346)             ---             (16,753,388)
                                    -------------     ----------        ---------            -------------

Loss before limited
  partners' interests...........      (12,023,463)      (618,830)         (84,458)            (12,726,751)
Limited partners' interests.....      (11,898,152)      (608,145)         (83,613)            (12,589,910)
                                    -------------     ----------        ---------            ------------
Net loss........................    $    (125,311)     $ (10,685)         $  (845)             $ (136,841)
                                    =============      =========          =======              ==========


                                                     DECEMBER 31,    DECEMBER 31,
                                                          1998           1997
                                                    --------------  --------------

Balance Sheet Data:
  Cash and cash equivalents......................   $117,888,827     $175,491,628
  Total current assets...........................    123,253,188      175,515,795
  Preopening costs...............................     10,610,858        4,838,812
 Construction in progress........................    125,586,536        3,782,333
 Total property and equipment, net...............    150,352,495       20,871,112
  Total assets...................................    304,915,288      226,237,440
  Total current liabilities......................     21,087,918        1,127,313
  Long-term debt, net of discount................    207,261,809      154,131,067
  Warrants redeemable for partnership
      interests..................................     15,202,121        5,869,565
  Total liabilities..............................    243,566,848      161,127,945
  Limited partners' interest.....................     60,802,781       64,438,525
  Total stockholder's equity.....................        545,659          670,970
  Total liabilities, limited partners' interest
     and stockholder's equity............            304,915,288      226,237,440


THE PARTNERSHIP
---------------
                                                                                 PERIOD FROM           PERIOD FROM
                                                YEARS ENDED                   INCEPTION THROUGH     INCEPTION THROUGH
                                                DECEMBER 31,                     DECEMBER 31,          DECEMBER 31,
                                    ------------------------------------
                                          1998                1997                  1996                  1998
                                    -----------------   ----------------      -----------------     -----------------

Statement of Operations Data:
  Revenues......................       $        ---       $       ---             $    ---             $        ---
Cost and Expenses:
  General and administrative                776,723           493,885               84,458                1,355,066
  Depreciation and
      amortization..............          2,236,546           113,312                  ---                2,349,858

Other Income (Expense):
  Interest income...............          7,699,976            41,255                  ---                7,741,231
  Interest expense, including
     accretion of warrant
     liability .................        (16,705,042)          (48,346)                 ---              (16,753,388)
                                     --------------     -------------          -----------           --------------
Net loss........................     $  (12,018,335)      $  (614,288)            $(84,458)            $(12,717,081)
                                     ==============       ===========             ========             ============

                                                        DECEMBER 31,      DECEMBER 31,
                                                           1998               1997
                                                      ---------------   ---------------

Balance Sheet Data:
  Cash and cash equivalents..................           $117,884,859      $175,487,660
  Total current assets.......................            123,254,348       175,511,827
  Preopening costs...........................             10,610,858         4,838,812
 Construction in progress....................            125,586,536         3,782,333
 Total property and equipment, net...........            150,352,495        20,871,112
  Total assets...............................            304,916,448       226,233,472
  Total current liabilities..................             21,086,908         1,126,303
  Long-term debt, net of discount............            207,261,809       154,131,067
  Warrants redeemable for partnership
       interests.............................             15,202,121         5,869,565
  Total liabilities..........................            243,565,838       161,126,935
  Total partners' interest...................             61,350,610        65,106,537
  Total liabilities and partners' interest               304,916,448       226,233,472

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    The following discussion should be read in conjunction with, and is qualified in its entirety by, the information contained in the Financial Statements, including the notes thereto included in this Form 10-K.

DEVELOPMENT AND CONSTRUCTION ACTIVITIES

    The Partnership is constructing, and will own and operate, the Resort Casino, which is expected to include two luxury hotel facilities, a casino, a spa and fitness center, and a retail, meeting and entertainment complex in Las Vegas, Nevada. Construction of the Resort Casino began in January 1998, and the Resort Casino is expected to commence operations on June 29, 1999.

    Construction projects of this nature entail significant risks, and the anticipated costs and construction schedule are based upon budgets, conceptual design documents and schedule estimates. As construction progresses, there is always a possibility that delay claims and construction change orders may occur or that necessary building permits and certificates of occupancy may not be obtained on a timely basis.

    On December 22, 1998, the Partnership entered into a settlement agreement (the "Settlement Agreement") with J.A. Jones Construction ("Jones") concerning a dispute which has arisen with respect to the cost and timing of the completion of the Resort Casino being developed by the Partnership. Pursuant to the Settlement Agreement, the Partnership will pay Jones an additional $23.0 million (inclusive of $3.0 million previously budgeted for the completion of the second hotel at the Resort Casino) for the completion of the Resort Casino (the "Settlement Amount"), as set forth in the construction contract and including additional work as set forth in the Settlement Agreement. In consideration of the additional payments by the Partnership, the Partnership will not be responsible for any additional project costs necessary to accomplish substantial completion of the Resort Casino on or before April 30, 1999 except as otherwise expressly set forth in the Settlement Agreement. Jones will be solely responsible, and indemnify the Partnership, for all costs of substantial completion except as otherwise expressly provided in the Settlement Agreement. If substantial completion of the Resort Casino has not occurred on or before April 30, 1999, all delay and other penalties provided for in the construction contract shall commence as of April 30, 1999 and Jones shall not be entitled to any amounts for general conditions or any other payments of a similar nature from that date unless certain savings specified in the construction contract are achieved. In the Settlement Agreement, Jones has represented that it has reviewed all of the construction documents and determined that the Resort Casino, including the second hotel, can be constructed "in a fashion and of a functionality, quality and level of aesthetics reasonably inferable from the architects' design to create a five-star rated property" and that Jones does not know of any reason that the Resort Casino cannot be constructed as described in the Settlement Agreement or substantially completed or on before April 30, 1999 for the amount set forth in the construction contract as modified by the Settlement Agreement.

    In addition to the payment of the Settlement Amount, the Settlement Agreement provides that depending upon Jones' profit under the construction contract as determined pursuant to accounting methodology set forth therein, Jones may be entitled to a bonus of up to $1.0 million provided that the Resort Casino is substantially completed on or before April 30, 1999 and Jones meets interim construction progress milestones. The Settlement Agreement provides that under no circumstances shall the bonus exceed $1.0 million; no bonus shall be paid if the project is not substantially completed on or before April 30, 1999; and that the maximum potential bonus shall be subject to a $200,000 reduction for each of the progress milestones which are not met by Jones.

    Jones has advised management that it is unlikely that it will be able to complete the Resort Casino by April 30, 1999. Management has advised Jones that it expects Jones to adhere to its contractual obligations; however, management has set an opening date of June 29, 1999 in order to mitigate damages which may be caused by Jones' failure to meet the April 30, 1999 deadline.

    In conjunction with the execution of the Settlement Agreement, the Partnership received an additional $8.5 million equity contribution from the Swiss Parent.

    The Companies believe the terms of the Settlement Agreement are in compliance with all applicable contractual covenants and obligations pursuant to the Credit Agreement and the Indenture. See "Item 1 - Business - Construction" and Footnote 5 to the Financial Statements, "Commitments and Contingencies - Construction Agreement."

RESULTS OF OPERATIONS

    The Partnership was formed in Nevada in August 1996. The Partnership is in the development stage and, accordingly, has no significant operating results.

    The Partnership incurred a net loss of $12.0 million for the year ended December 31, 1998 and a net loss of $.6 million for the year ended December 31, 1997. The general and administrative costs represent the proportion of expenses incurred that have not been capitalized as preopening costs. Depreciation and amortization expense includes depreciation of equipment already placed in service and amortization of debt issuance costs and original issue discount. Interest income is from the investment of the remaining proceeds of the $100.0 million First Mortgage Notes due March 31, 2004 (the "Mortgage Notes"), the Senior Subordinated Notes and capital contributions. Interest expense consists of the interest payable on the Mortgage Notes, nominal interest at 13.0% for the Senior Subordinated Notes, and an accrual of 9.2% to account for the put option feature of the Note Warrants (see Footnote 2 to the Financial Statements, "Long-term Debt - Warrants"). The Partnership capitalized interest of $12.4 million for the year ended December 31, 1998.

PREOPENING COSTS

    Development costs incurred by the Partnership prior to December 31, 1998 were capitalized. These costs include legal fees, personnel, travel, and other costs related to the development of the Resort Casino. In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 entitled "Reporting on the Costs of Start-up Activities" ("SOP 98-5") which requires entities to expense costs of preopening activities as they are incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Accordingly, the Partnership will adopt the statement in fiscal year 1999. Upon adoption, the Partnership will be required to report the initial adoption as a cumulative effect of a change of accounting principle as described in Accounting Principles Board Opinion No. 20, "Accounting Changes," during the first quarter of its fiscal year 1999 and expense subsequent preopening costs as incurred. The cumulative effect upon adoption will result in a one-time charge to income in an amount equal to the net book value of the Partnership's preopening costs. Under the Partnership's existing policy, the preopening expenses would have been expensed upon the opening of the Resort Casino.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1998, approximately $179.8 million of the estimated total project cost of $276.0 million (excluding leased items) had been expended or incurred to fund construction and development of the Resort Casino ($51.4 million as of December 31, 1997). Of the costs incurred, approximately $135.3 million represents land, construction in progress and furniture, fixtures and equipment ($21.0 million as of December 31, 1997), and the balance represents related development costs, financing costs and funds deposited into the Mortgage Notes interest escrow account.

    The remaining construction and development costs for the Resort Casino are expected to be funded from a combination of (i) cash held in the Partnership's bank accounts ($19.0 million at December 31, 1998), (ii) the remaining balance of the $100.0 million gross proceeds from the Mortgage Notes ($98.9 million at December 31, 1998), and (iii) operating lease facilities for up to approximately $44.4 million.

    The Mortgage Notes consist of $100.0 million of loans ("Construction Loans") which may be used to finance construction of the Resort Casino, with the principal amount of Construction Loans outstanding on the Commencement Date to convert into term loans (the "Term Loans"). Construction Loans and Term Loans may not be re-borrowed once repaid. Under the terms of the Credit

Agreement and the Indenture, the Partnership may obtain additional sources of liquidity, if necessary, including (i) up to $15.0 million of capital lease financing for furniture, fixtures and equipment, (ii) up to $5.0 million of unsecured debt, and (iii) operating lease financing.

    On August 6, 1998, the Partnership executed commitments with a lease financing company for certain credit facilities. The Partnership closed the facilities on December 21, 1998. In March 1999, the Partnership executed additional commitments with the same lease financing company and amended certain terms of the original credit facilities.

    The Partnership has closed on the following credit facilities, as amended:

      - Capital lease facility for up to approximately $15.0 million of general equipment, which may be converted to an operating lease facility;

      - Operating lease facility for up to approximately $13.1 million for gaming equipment, subsequently reduced to approximately $10.4 million; and

      -  Unsecured credit facility for $5.0 million.

    The Partnership has executed commitments for the following credit facilities:

      - Operating lease facility for up to approximately $15.0 million of hotel and casino furniture, fixtures and equipment; and

      - Operating lease facility for up to approximately $4.0 million for air handling equipment.

    The operating lease facilities may be used to finance new gaming devices, related systems, vehicles and furniture, fixtures and equipment acceptable to the leasing company. The terms of the facilities are for 36 or 48 months at imputed interest rates of 11% to 15%. Maximum annual payments under the facilities will be approximately $14.4 million. Upon expiration of the facilities, the Partnership has been granted an option to (i) purchase not less than all of the equipment, by equipment category, at fair market value as determined by an independent appraiser, (ii) renew the facility for 12 months, or (iii) return the equipment to the leasing company.

    The unsecured credit facility will be available from the opening of the Resort Casino until December 21, 1999. The Partnership will be required to give 45 days notice for each draw, which must be a minimum of $1.0 million and a maximum of $2.0 million. The Partnership will be required to pay 2.0% of each draw as a credit facility, legal and syndication fee at the time of closing each draw. Each loan will include a 2.0% original issue discount and be converted to a 24-month term note fully amortizing at an interest rate of 13.0%.

    A commitment fee totaling $140,500 was paid on execution of the lease facility commitment on August 6, 1998. Upon closing the transaction on December 21, 1998, the fee was applied to the security deposit of the leases, and additional fees, rental payments and security deposits totaling $1,395,870 were paid. In addition to paying the first and last month's rental payments on each lease facility at closing, the Partnership must pay a $2.9 million general security deposit relating to the air handling equipment lease and the casino and hotel furniture, fixtures and equipment lease.

    Based on management's most recent review of all project costs, management expects to utilize all or a portion of the leasing facilities prior to or after the opening of the Resort Casino and all or a portion of the unsecured credit facility after the opening of the Resort Casino. The funds provided by these sources are expected to be sufficient to develop, construct and commence operations of the Resort Casino assuming there are no significant delays, material cost or construction cost overruns.

    Based on current cash balances and anticipated expenditures, management estimates a cash balance upon opening of $37.1 million, consisting of (i) $2.3 million for casino bankroll; (ii) $0.2 million for slot machine coin inventory;
(iii) $12.4 million of Mortgage Notes interest escrow; (iv) $14.3 million of general contractor retention, deferred general contractor fee and construction payables; (v) $2.4 million of advance guest deposits; (vi) $0.5 million of preopening payables and (vii) $5.0 million of general project costs and operating shortfall reserves. Any significant delays or project cost overruns would have a material impact on the Partnership's cash balance upon opening.

    Beginning with the anticipated opening of the Resort Casino on June 29, 1999, the Partnership expects to fund its operations, capital requirements and debt service from (i) operating cash flow; (ii) a forecasted cash balance upon opening of $37.1 million; (iii) any remaining sale leaseback financing allowed under the Credit Agreement and the Indenture; and (iv) the unsecured $5.0 million credit facility. Such financing is subject to certain conditions, including completion of the Resort Casino. Management believes that forecasted cash balances, forecasted operating cash flow and additional borrowings allowed under the Credit Agreement and the Indenture will provide the Partnership with sufficient resources to meet its existing debt obligations and foreseeable capital expenditure requirements. Certain occurrences may prevent the Partnership from achieving an adequate level of resources, including, but not limited to: (i) failure to obtain the required state and local gaming licenses on a timely basis; (ii) failure to obtain the necessary building permits and certificates of occupancy on a timely basis;
(iii) significant construction delays or project cost overruns; and (iv) failure to achieve expected operating results.

    The Partnership may seek, if necessary, to the extent permitted under the Credit Agreement and the Indenture, additional financing through additional bank borrowings or debt or equity financing. There can be no assurance that additional financing, if needed, will be available to the Partnership and, if available, that the financing will be on favorable terms. Finally, there can be no assurance that new business development or other unforeseen events will not occur resulting in the need to raise additional funds.

REGULATION AND TAXES

    The Partnership is subject to numerous regulations and taxes, significant changes in which could have a material adverse effect on the operations of the Resort Casino. See Item 1, "Business - Regulation and Licensing."

YEAR 2000 ISSUE

    The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, those programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions or engage in similar normal business activities.

    Based on recent assessments, the Partnership believes that its systems are Year 2000 compliant and will properly utilize dates beyond December 31, 1999. Given that the Partnership is a relatively new entity and significant systems were not implemented until 1997, management was able to select and implement systems which had previously been certified as Year 2000 compliant.

    The Partnership is in the process of contacting its significant suppliers and subcontractors that do not share information systems with the Partnership (external agents) as to their compliance with Year 2000 certification. To date, the Partnership is not aware of any external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially adversely impact the Partnership. The effect of non-compliance by external agents is not determinable. Possible Year 2000 related problems due to external agents could include loss of power, loss of telephone service, supply shortages and flight cancellations.

    In the event that the Partnership experiences difficulties with its systems or with significant external agents, the Partnership has contingency plans for certain critical applications and is working on such plans for others. Contingency plans generally consist of performing mission critical procedures manually or with substitute systems which are Year 2000 compliant.

CALIFORNIA PROPOSITION 5

    On November 3, 1998, the electorate in the State of California approved Proposition 5, which was proposed by several California Indian Tribes. This referendum purports to legalize games currently operated by certain tribes in contravention of California and Federal law and could lead to the expansion of gaming operations by California Indian tribes, which could have a material adverse effect on the Partnership. Two legal challenges to Proposition 5 were filed in California state court challenging the validity of Proposition 5 under the California constitution. On or about December 3, 1998, the California State Supreme Court blocked the implementation of Proposition 5 while it considers the lawsuits raising constitutional challenges. The Partnership remains in the process of evaluating the potential impact of Proposition 5 on the Partnership.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Partnership is exposed to market risk in the form of fluctuations in interest rates and their potential impact upon the Mortgage Notes, which are variable-rate debt. Of the $100.0 million Mortgage Notes, $50.0 million are covered under a cap of 11.0% until March 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Financial Statements and supplementary data are attached to this Form 10-K. Reference is made to the Index to the Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

    The current directors and executive officers of RAS, the general partner of the Partnership, are:

          NAME                       TITLE                AGE       COUNTRY OF CITIZENSHIP     DIRECTOR/OFFICER SINCE
          -----                      ------               ---       ----------------------     ----------------------

Hans Jecklin..........    Chairman of the Board           53              Switzerland                 1996

Christiane
Jecklin...............    Director                        53              Switzerland                 1996

Brian
McMullan..............    Director, President             52             United Kingdom               1996
                          and Chief Executive
                          Officer

John Tipton...........    Director, Senior                52             United States                1996
                          Vice President,
                          Chief Financial
                          Officer and General
                          Counsel

Jim Fonseca...........    Director, Senior                49             United Kingdom               1996
                          Vice President Gaming
                          Operations

Quinton
Boshoff...............    Director, Senior Vice           45              South Africa                1996
                          President Operations

Jeff Smith............    Treasurer, Secretary            33             United States                1996
                          and Financial
                          Controller

    Hans Jecklin, the Chairman of the Board of RAS since June 1996 and the husband of Christiane Jecklin, first became involved in the gaming industry in Zurich, Switzerland in 1968. In 1975, he founded the predecessor to the Swiss Parent in Zurich, whose core business was gaming. Today, the Swiss Parent's operations include gaming, hotels, restaurants and real estate investment.

    Christiane Jecklin, a director of RAS since June 1996 and the wife of Hans Jecklin, has been involved in the gaming industry and the management of SCA since its formation in 1989.

    Brian McMullan, the President and Chief Executive Officer of RAS and a director since June 1996, has nearly 30 years of gaming experience, much of that time in senior management positions for gaming companies in Great Britain and South Africa. Mr.

McMullan entered the gaming industry in Britain in 1968. From 1986 to 1992, Mr. McMullan served as Sun International's Director of Gaming Operations.

    John Tipton, Senior Vice President, Chief Financial Officer and General Counsel of RAS and a director since June 1996, has over 25 years experience in the private and public sector, including a number of years in private legal practice during which time he was managing partner of Calkins, Kramer, Grimshaw & Harring, a Denver law firm. From 1988 to 1992, Mr. Tipton served as Executive Director of the Colorado Department of Revenue, where he was charged with drafting and implementing the casino gaming legislation in Colorado. He was also responsible for managing the Colorado Lottery, the Colorado Division of Gaming and pari-mutuel racing in Colorado. Mr. Tipton joined SCA in 1993 and is responsible for regulatory, development and legal matters.

    Jim Fonseca, Senior Vice President Gaming Operations of RAS and a director since June 1996, has over 25 years of gaming experience. Starting in 1972, he worked for a number of London casinos and has experience in the primary casino table games. From 1987 to 1992, Mr. Fonseca was Regional Gaming Manager of Sun International (Bophuthatswana) Ltd.

    Quinton Boshoff, the Senior Vice President Slot Operations of RAS and a director since June 1996, entered the gaming business in southern Africa in 1979. As Regional Slots Manager of Sun International (Bophuthatswana) Ltd., Mr. Boshoff led a team in marketing, security and operating procedures with respect to slot development. In 1992, Mr. Boshoff came to the U.S. as a member of the original team that set up SCA.

    Jeff Smith, the Treasurer, Secretary and Financial Controller of RAS since June 1996, has been involved in the casino and resort industry for over 10 years. From 1986 to 1991, Mr. Smith was an accountant at Ernst & Young LLP. Mr. Smith joined SCA in 1991 and has been involved in the openings of all three U.S. properties.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following sets forth the annual compensation for services in all capacities to the Partnership and RAS for the fiscal years ended December 31, 1998 and 1997 of Mr. McMullan, the President and Chief Executive Officer of RAS, the Partnership's general partner, and Messrs. Tipton, Fonseca, Boshoff and Smith, the remaining executive officers of RAS.

                                                                          ANNUAL COMPENSATION
                                                           ------------------------------------------
                                                                                         OTHER           ALL OTHER
       NAME AND PRINCIPAL POSITION(1)           YEAR       SALARY         BONUS     COMPENSATION(2)   COMPENSATION(3)
--------------------------------------------    ----       ------         -----     ---------------   ---------------

Brian McMullan..............................    1998     $ 325,000      $    ---       $ 68,728        $   55,986
  President and Chief Executive Officer         1997       275,000        10,781         71,151           107,167

John Tipton.................................
  Senior Vice President, Chief Financial        1998     $ 275,000      $    ---       $ 57,205        $   46,509
  Officer and General Counsel                   1997       225,000         5,391         62,718            97,761

Jim Fonseca.................................
Senior Vice President                           1998     $ 275,000      $    ---       $ 73,030        $   42,530
  Gaming Operations                             1997       225,000         5,391         59,347            93,757

Quinton Boshoff.............................    1998     $ 175,000      $    ---       $ 64,526        $   32,662
 Senior Vice President  Slot Operations         1997       150,000         5,391         54,715            82,024

Jeff Smith..................................
Treasurer, Secretary and                        1998     $ 150,000      $    ---       $  8,653        $   17,486
  Financial Controller                          1997       125,000           ---          5,932            65,936

(1) Executive officers of RAS are compensated by SCR, a wholly-owned subsidiary of SCA, and neither the Partnership nor RAS pays any compensation to any of the executive officers. See Item 13, "Certain Relationships and Related Transactions."

(2) Each perquisite or other personal benefit exceeding 25.0% of the total perquisites and other personal benefits for each named executive officer is:

                               TAXES FOR LIFE
                                 INSURANCE
                                PREMIUMS AND
NAME                 YEAR       CAR ALLOWANCE      CAR ALLOWANCE     OTHER
                     ----    ----------------   ----------------   -------

Brian McMullan...    1998        $    32,860        $  27,000      $ 8,868
                     1997             38,164           29,030          ---

John Tipton......    1998        $    26,261        $  27,000      $ 3,944
                     1997             30,499           29,030          ---

Jim Fonseca......    1998        $    30,454        $  37,000      $ 5,576
                     1997             27,244           29,030          ---


Quinton Boshoff..    1998        $    23,582        $  37,000      $ 3,944
                     1997             19,243           29,030          ---

Jeff Smith.......    1998        $     5,509              ---      $ 3,144
                     1997              5,157              ---          ---

(3) Items included in "All Other Compensation" are:

                                     ONE-TIME       EXECUTIVE LIFE
                                      MOVING          INSURANCE            401(k)
         NAME             YEAR       ALLOWANCE         PREMIUMS        CONTRIBUTIONS
---------------------     ----     -----------    ------------------   -------------

Brian McMullan.......     1998     $      ---          $ 47,186          $  8,800
                          1997         50,000            46,867            10,300

Jim Tipton...........     1998     $      ---          $ 37,709          $  8,800
                          1997         50,000            37,461            10,300

Jim Fonseca..........     1998     $      ---          $ 33,730          $  8,800
                          1997         50,000            33,457            10,300

Quinton Boshoff......     1998     $      ---          $ 23,862          $  8,800
                          1997         50,000            23,631             8,393

Jeff Smith...........     1998     $      ---          $  9,202          $  8,284
                          1997         50,000             9,061             6,875

COMPENSATION OF DIRECTORS

    RAS does not pay any fees or other compensation (other than reimbursement of expenses incurred to attend meetings) to directors for their services in that capacity.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Neither the Partnership, RAS, SCA or SCR has a compensation committee or other committee of the board of directors which performs a similar function. Each of the executive officers' compensation, which is paid by SCR, was determined by Messrs. Jecklin, McMullan and Tipton. Each of the directors of RAS is a director of SCR. See Item 13, "Certain Relationships and Related Transactions."

EMPLOYMENT AGREEMENTS AND EQUITY ARRANGEMENTS

    There are no employment agreements between either the Partnership and RAS and any of the directors or executive officers of RAS or senior operating management of the Partnership or RAS. Messrs. McMullan, Tipton, Fonseca and Boshoff, however, are employees of SCR, a wholly-owned subsidiary of SCA, and each has an employment agreement which may be terminated by the employee or SCR with 90 days prior written notice. As employees of SCR, each of Messrs. McMullan, Tipton, Fonseca and Boshoff currently are engaged, and in the future will engage, in the development and management of SCR's other businesses and properties. They will devote only as much of their time to the business of the Partnership as they, in their judgment, deem to be reasonably required, which will be less than their full time. These officers may experience conflicts of interest in allocating management time, services and functions among the Partnership and the various other business activities of SCR. See Item 13, "Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information with respect to the beneficial ownership of the Interests in the Partnership by (i) each person who, to the knowledge of the Partnership, beneficially owns more than 5.0% of the outstanding Interests in the Partnership and (ii) all executive officers and directors of RAS as a group as of March 15, 1999.

                                                     BENEFICIAL
                                                     OWNERSHIP
      BENEFICIAL OWNER (1)(2)                        PERCENTAGE
-----------------------------                        ----------

RAS (3)...........................................      1.0%
SCA (4)...........................................     76.6
Swiss Casinos Holding, AG (5).....................     80.3
Tivolino Holding AG (6)...........................     80.3
Hans Jecklin (7)..................................     60.2
Christiane Jecklin (8)............................     20.1
Brian McMullan (9)................................      4.6
John Tipton (10)..................................      2.3
Jim Fonseca (11)..................................      3.1
Quinton Boshoff (12)..............................      2.3
Jeff Smith........................................      ---

All executive officers and directors of RAS as
  a group (13)....................................     93.3%

-----------

(1) The address of each person named is c/o The Resort at Summerlin, Limited Partnership, 1160 Town Center Drive, Suite 200, Las Vegas, Nevada 89134.

(2) Percentages exclude percentage ownership attributable to the Note Warrants (as defined in Item 5, "Market for the Registrant's Common Equity and Related Stockholder Matters").

(3) RAS is a wholly-owned subsidiary of SCA and owns a 1.0% general partnership Interest in the Partnership.

(4) SCA holds a 75.6% limited partnership Interest and a beneficial 1.0% general partnership interest in the Partnership through the ownership of RAS.

(5) Swiss Casinos Holding, A.G., the Swiss Parent, owns a 16.7% limited partnership Interest in the Partnership and is the owner of 8,300 outstanding shares of SCA, which owns a 75.6% limited partnership Interest and a beneficial 1.0% general partnership Interest in the Partnership.

(6) Tivolino Holding AG is the owner of all of the outstanding shares of SCH, which owns 8,300 outstanding shares of SCA, which owns a 75.6% limited partnership Interest and a beneficial 1.0% general partnership Interest in the Partnership, and which owns a 16.7% limited partnership Interest in the Partnership.

(7) Mr. Jecklin is the beneficial owner of 6,225 shares of SCA, which owns a 75.6% limited partnership Interest and a beneficial 1.0% general partnership Interest in the Partnership, and the beneficial owner of 224,999 shares of SCH, which owns a 16.7% limited partnership Interest in the Partnership. Excludes 2,075 shares of SCA and 75,000 shares of SCH owned by Christiane Jecklin, his wife, in which he disclaims beneficial interest.

(8) Ms. Jecklin is the beneficial owner of 2,075 shares of SCA, which owns a 75.6% limited partnership Interest and a beneficial 1.0% general partnership Interest in the Partnership, and the beneficial owner of 75,000 shares of SCH, which owns a 16.7% limited partnership Interest in the Partnership. Excludes 6,225 shares of SCA and 224,999 shares of SCH owned by Hans Jecklin, her husband, in which she disclaims beneficial interest.

(9) Mr. McMullan owns 600 shares of SCA, which owns a 75.6% limited partnership Interest and a beneficial 1.0% general partnership Interest in the Partnership.

(10) Mr. Tipton owns 300 shares of SCA, which owns a 75.6% limited partnership Interest and a beneficial 1.0% general partnership Interest in the Partnership.

(11) Mr. Fonseca owns 400 shares of SCA, which owns a 75.6% limited partnership Interest and a beneficial 1.0% general partnership Interest in the Partnership.

(12) Mr. Boshoff owns 300 shares of SCA, which owns a 75.6% limited partnership Interest and a beneficial 1.0% general partnership Interest in the Partnership.

(13) Messrs. Jecklin, McMullan, Tipton, Fonseca, Boshoff and Smith are directors and executive officers of SCA, which owns all of the outstanding shares of common stock of RAS, and such persons, as a group, beneficially own 100.0% of SCA's common stock, and, therefore, may be deemed to beneficially own all the Partnership Interests held by RAS and SCA. In addition, through certain voting arrangements that expire in 2004, Mr. Jecklin has the power to vote all the shares of common stock of SCA owned by these executives, which totals 16.0% of the outstanding stock of SCA. Mr. Jecklin, through his ownership and control of the Swiss Parent, also has voting and dispositive power with respect to 83.0% of the outstanding stock of SCA, all of which is owned by the Swiss Parent. The remaining 1.0% is held by a director of the Swiss Parent. Mr. Jecklin also owns 75.0% of the outstanding stock of SCH, and, therefore, may be deemed to beneficially own all of the Partnership Interest held by SCH.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Pursuant to the terms of the Agreement of Limited Partnership of the Partnership (the "Partnership Agreement"), RAS is entitled to 3.0% of monthly net revenues of the Partnership and 6.0% of the monthly earnings before interest, taxes, depreciation and amortization ("EBITDA") with the net revenue fee deducted each calendar month, as compensation for management of the Partnership. The maximum amount of compensation payable to RAS, however, shall not exceed 10.0% of the Partnership's total net revenue. Distribution of these fees shall be made quarterly, subject to the terms of the Indenture and the Credit Agreement. Such compensation shall be subordinated to the Senior Subordinated Notes and the Mortgage Notes.

    Substantial management and general and administrative services, including the services of Messrs. McMullan, Tipton, Fonseca, Boshoff and Smith, certain members of additional senior management, certain clerical and administrative employees, and certain other general and administrative support including office space, will be provided to the Partnership by SCR. All executive officers of the Partnership will be compensated by SCR and neither the Partnership nor RAS will pay any compensation to any of the Partnership's executive officers. In consideration of the foregoing, in 1998 the Partnership paid to SCR a fee of approximately $2.0 million plus 65.0% (approximately $200,000) of SCR's overhead. The fee is subject to negotiation annually between the Partnership and SCR. The Partnership has entered into a Management Service Agreement with SCR whereby certain employees of SCR will provide substantial management and general and administrative services and other support to the Partnership and RAS, in consideration of the payment of a monthly fee to SCR and the reimbursement of SCR's actual expenses and appropriate portions of the salaries and benefits of its employees providing such management services. Accordingly, SCR will be required to be licensed as a key employee of the Partnership in connection with the licensing and registration of the Partnership to operate the Resort Casino. SCR has applied for licensure as a key employee of the Partnership. The current fee was not, and any future fee will not be, the result of arms-length negotiation between both the Partnership and SCR.

    Prior to December 31, 1997, the Partnership assigned its option rights on a 22.5-acre parcel (the "Option Parcel") adjacent to the Resort Casino to SCA through a preferential distribution subject to the approval of HHP. The right to purchase the Option Parcel was originally purchased by the Partnership for $1.2 million. It is anticipated that a new entity will be established for any development of the Option Parcel. Any interest retained by SCA in the Option Parcel development and any other economic benefit from the Option Parcel will be shared by the partners based upon their Partnership Interests as of the date of the assignment.

    The Partnership currently holds the Rights of First Offer with respect to four other potential gaming sites in Summerlin. If the Partnership is given a notice to exercise its Rights of First Offer, and it elects to exercise such right, it must first attempt to develop and finance such site under the terms of the Indenture and Credit Agreement. If, however, the financing of such site is restricted under the Indenture and Credit Agreement, the Partnership will be permitted to assign such rights to an affiliate of SCA in exchange for an equity interest in such affiliate provided, however, that SCA owns at least 85.0% of such affiliate. The determination of the value of the Rights of First Offer that may be assigned to the affiliate of SCA will be determined by RAS as general partner of the Partnership. RAS currently holds a 1.0% interest in the Partnership as the general partner. SCA also owns a limited partnership Interest that represents 75.6% of the Partnership's total Interests, excluding the Note Warrants.

    Christiana, L. P., an entity controlled by Paul Steelman, the principal of the architect for the Resort Casino (the "Architect"), owns a 4.2% limited partnership Interest in the Partnership. The Partnership entered into the December 29, 1997 American Institute of Architects "Standard Form of Agreement between Owner and Architect where the Construction Manager is NOT a Constructor
- Construction Manager - Advisor Edition" between the Partnership and the Architect (the "Architect Agreement") prior to December 31, 1997, pursuant to which the Architect shall be paid compensation of approximately $2.4 million and any reimbursable expenses. The Architect Agreement also provides for additional expenditures of up to approximately $2.3 million primarily for third party engineering, landscaping and other consulting fees.

    Mr. Jecklin, the Chairman of the Board of RAS, is the Chairman of the Board of SCA and the Swiss Parent. Additionally, Messrs. McMullan, Tipton, Fonseca, Boshoff and Smith, the executive officers of RAS, also serve as executive officers of SCA.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)(1)   Financial Statements

                See page F-1 for an index to the Financial Statements.

       (a)(2)   Financial Statement Schedules

       (a)(3)   Exhibits

                2.1    December 22, 1997 Purchase Agreement.*

                3.1    Certificate of Limited Partnership of The Resort at Summerlin, Limited Partnership.*

                3.2    Agreement of Limited Partnership, as amended, of The Resort at Summerlin, Limited Partnership.*

                3.3    Articles of Incorporation of The Resort At Summerlin, Inc.*

                3.4    Bylaws of The Resort at Summerlin, Inc.*

                4.1    December 31, 1997 Indenture.*

                4.2    December 30, 1997 Exchange and Registration Rights Agreement.*

                4.3    December 30, 1997 Registration Rights and Limited Partners' Agreement.*

                4.4    December 30, 1997 Warrant Agreement for Partnership Warrants.*

                4.5    December 30, 1997 Warrant Agreement for Corporate Warrants.*

                4.6    Disbursement Agreement dated December 31, 1997.*

                4.7    Subordinated Notes Proceeds Accounts Agreement dated December 31, 1997.*

                4.8    Mortgage Notes Proceeds Account Agreement dated December 31, 1997.*

                4.9    Interest Escrow Account Agreement dated December 31, 1997.*

               4.10    Partnership Funds Account Agreement dated December 31, 1997.*

               4.11    December 31, 1997 Global Note.*

               4.12    Form of Partnership Warrants.*

               4.13    Form of Corporate Warrants.*

               10.1    December 22, 1997 Construction Contract.*

               10.2    December 16, 1997 License Agreement between RAS and Regent Hotels Worldwide, Inc.*

               10.3    December 29, 1997 Architect Agreement between RAS and Paul Steelman, Ltd.*

               10.4    August 15, 1996 Development Declaration and Option to Repurchase between RAS and Howard Hughes
                       Properties, Limited Partnership.*
               10.5    August 15, 1996 Royalty Agreement between RAS and Howard Hughes Properties, Limited Partnership.*

               10.6    December 22, 1997 Guaranty of Completion of J.A. Jones, Inc.*

               10.7    December 31, 1997 Credit Agreement.*

               10.8    December 30, 1997 Subordinated Notes Proceeds Agreement.*

               10.9    Golf Course Agreement.*

              10.10    January 13, 1998 Construction Management Contract.*

              10.11    March 24, 1999 Amendment to Credit Agreement.**

              27.1     Financial Data Schedule.**

              27.2     Financial Data Schedule.**

----------

*     Filed previously.
**    Filed herewith.

(b) Reports on Form 8-K

    The Partnership filed no reports on Form 8-K during the three-month period ended December 31, 1998.

                                   Signatures

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to the signed on their behalf by the undersigned, thereunto duly authorized.


                                 The Resort at Summerlin, Limited
                                 Partnership (Registrant)


                                 By: The Resort at Summerlin, Inc., a
                                 Nevada corporation, its general partner

Date: March 31, 1999             By: /s/ Brian McMullan
                                 ----------------------
                                 Brian McMullan
                                 Its: President and Chief Executive
                                 Officer (Principal Executive Officer)

Date: March 31, 1999             By: /s/ John J. Tipton
                                 ----------------------
                                 John J. Tipton
                                 Its: Senior Vice President and Chief
                                 Financial Officer and General Counsel
                                 (Principal Financial Officer)

                                 The Resort at Summerlin, Inc.
                                 (Registrant)

Date: March 31,1999              By: /s/ Brian McMullan
                                 ----------------------
                                 Brian McMullan
                                 Its: President and Chief Executive
                                 Officer (Principal Executive Officer)

Date: March 31, 1999             By: /s/ John J. Tipton
                                 ----------------------
                                 John J. Tipton
                                 Its: Senior Vice President and Chief
                                 Financial Officer and General Counsel
                                 (Principal Financial Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Resort at Summerlin, Limited Partnership and in the capacities and on the dates indicated.

----------------------------------------------------------------------------------------------------------------------------
          Signature                                           Title                                      Date
----------------------------------------------------------------------------------------------------------------------------
      /s/ Hans Jecklin             Chairman of the Board of Directors                               March 31, 1999
          Hans Jecklin

      /s/ Christiane Jecklin       Member of the Board of Directors                                 March 31, 1999
          Christiane Jecklin

      /s/ Brian D. McMullan        Director, President and Chief Executive Officer of The           March 31, 1999
          Brian D. McMullan        Resort at Summerlin, Inc., its General Partner (Principal
                                   Executive Officer)

      /s/ John J. Tipton           Director, Senior Vice President, Chief Financial Officer         March 31, 1999
          John J. Tipton           and General Counsel of The Resort at Summerlin, Inc., its
                                   General Partner (Principal Financial and Accounting
                                   Officer)

      /s/ Jeff Smith               Treasurer, Secretary and Financial
          Jeff Smith               Controller (Principal Accounting Officer)

     /s/ John James Assis-Fonseca  Director, Senior Vice President and Chief Operating              March 31, 1999
         John James Assis-Fonseca  Officer of The Resort at Summerlin, Inc., its General
                                   Partner

     /s/ Quinton Boshoff           Director and Senior Vice President - Slot Operations of          March 31, 1999
         Quinton Boshoff           The Resort at Summerlin, Inc., its General Partner


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Resort at Summerlin, Inc. and in the capacities and on the dates indicated.

----------------------------------------------------------------------------------------------------------------------------
          Signature                                           Title                                      Date
----------------------------------------------------------------------------------------------------------------------------
     /s/ Hans Jecklin              Chairman of the Board of Directors                               March 31, 1999
         Hans Jecklin

     /s/ Christiane Jecklin        Member of the Board of Directors                                 March 31, 1999
         Christiane Jecklin

     /s/ Brian D. McMullan         Director, President and Chief Executive Officer (Principal       March 31, 1999
         Brian D. McMullan         Executive Officer)

     /s/ John J. Tipton            Director, Senior Vice President, Chief Financial Officer         March 31, 1999
         John J. Tipton            and General Counsel (Principal Financial and Accounting
                                   Officer)

     /s/ Jeff Smith                Treasurer, Secretary and Financial
         Jeff Smith                Controller (Principal Accounting Officer)

     /s/ John James Assis-Fonseca  Director, Senior Vice President and Chief Operating              March 31, 1999
         John James Assis-Fonseca  Officer

     /s/ Quinton Boshoff           Director and Senior Vice President - Slot Operations             March 31, 1999
         Quinton Boshoff


                              FINANCIAL STATEMENTS


             YEARS ENDED DECEMBER 31, 1998 AND 1997, THE PERIOD FROM INCEPTION THROUGH DECEMBER 31, 1996 AND THE PERIOD FROM
                       INCEPTION THROUGH DECEMBER 31, 1998

                                    CONTENTS

Report of Independent Auditors ........................................................................F-1

Audited Financial Statements

The Resort at Summerlin, Inc. (a development stage company)
      Balance Sheets...................................................................................F-2
      Statements of Operations.........................................................................F-6
      Statements of Changes in Stockholder's Equity...................................................F-10
      Statements of Cash Flows........................................................................F-12

The Resort at Summerlin, L.P. (a development stage company)
      Balance Sheets...................................................................................F-2
      Statements of Operations.........................................................................F-6
      Statements of Partnership Interests.............................................................F-11
      Statements of Cash Flows........................................................................F-12

The Resort at Summerlin, Inc. (consolidated) (a development stage company)
      Balance Sheets...................................................................................F-2
      Statements of Operations.........................................................................F-6
      Statements of Changes in Stockholder's Equity...................................................F-10
      Statements of Cash Flows........................................................................F-12

Notes to Financial Statements (all entities)..........................................................F-19

                         Report of Independent Auditors

Board of Directors and Partners
The Resort at Summerlin, Inc. and
   The Resort at Summerlin, L.P. ("Companies")

We have audited the accompanying balance sheets for the Companies specified in the attached table of contents (both of which are development stage companies) as of December 31, 1998 and 1997, and the related statements of operations, partnership interests, changes in stockholder's equity and cash flows for the years ended December 31, 1998 and 1997, the period from inception through December 31, 1996 and the period from inception through December 31, 1998. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Companies at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, the period from inception through December 31, 1996 and the period from inception through December 31, 1998, in conformity with generally accepted accounting principles.


ERNST & YOUNG LLP
Denver, Colorado
March 29, 1999

                                 Balance Sheets
                          (Development stage companies)

                                                                                        DECEMBER 31, 1998
                                                                                                              CONSOLIDATED
                                                                  RAS INC.            RAS L.P.                   RAS INC.
                                                               ----------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                    $    3,968         $  117,884,859             $  117,888,827
   Restricted assets                                                     -              4,437,500                  4,437,500
   Interest receivable                                                   -                150,961                    150,961
   Related party receivable                                              -                  9,238                      4,110
   Other current assets                                                  -                771,790                    771,790
                                                               ----------------------------------------------------------------
Total current assets                                                 3,968            123,254,348                123,253,188


Property and equipment:
   Land                                                                  -             16,628,459                 16,628,459
   Land improvements                                                     -                628,986                    628,986
   Construction in progress                                              -            125,586,536                125,586,536
   Furniture, fixtures and equipment                                     -              7,924,965                  7,924,965
                                                               ----------------------------------------------------------------
                                                                         -            150,768,946                150,768,946
   Accumulated depreciation                                              -               (416,451)                  (416,451)
                                                               ----------------------------------------------------------------
                                                                         -            150,352,495                150,352,495

Restricted assets                                                        -              7,977,500                  7,977,500
Debt issuance costs                                                      -             11,520,334                 11,520,334
Investment in The Resort at Summerlin, L.P.                        547,829                      -                          -
Intangible assets                                                        -                519,333                    519,333
Security deposit                                                         -                681,580                    681,580
Preopening costs                                                         -             10,610,858                 10,610,858
                                                               ----------------------------------------------------------------
Total assets                                                    $  551,797         $  304,916,448             $  304,915,288
                                                               ================================================================


LIABILITIES
Current liabilities:

   Accounts payable                                             $        -         $    1,042,105             $    1,042,105
   Construction and preopening accounts payable                          -             17,513,949                 17,513,949
   Interest payable                                                      -              2,166,559                  2,166,559
   Partner distribution payable                                          -                237,592                    237,592
   Related party payable                                             6,138                124,203                    125,213
   Other current liabilities                                             -                  2,500                      2,500
                                                               ----------------------------------------------------------------
Total current liabilities                                            6,138             21,086,908                 21,087,918

Tenant security deposits payable                                         -                 15,000                     15,000
Long-term debt, net of discount                                          -            207,261,809                207,261,809
Warrants redeemable for partnership interests                            -             15,202,121                 15,202,121
                                                               ----------------------------------------------------------------
Total liabilities                                                    6,138            243,565,838                243,566,848

Limited partners' interests                                              -                      -                 60,802,781


STOCKHOLDER'S EQUITY AND PARTNERSHIP INTERESTS
Common stock, no par value, 2,500 shares authorized,
   1,000 shares issued                                             682,500                      -                    682,500
General partner interest                                                 -                675,000                          -

Limited partners' interests                                              -             73,392,691                          -
Deficit accumulated during development stage                      (136,841)           (12,717,081)                  (136,841)

                                                               ----------------------------------------------------------------
Total stockholder's equity and partnership interests               545,659             61,350,610                    545,659
                                                               ----------------------------------------------------------------
Total liabilities, stockholder's equity and partnership

   Interests                                                    $  551,797         $  304,916,448             $  304,915,288
                                                               ================================================================

See accompanying notes.

                                 Balance Sheets
                          (Development stage companies)


                                                                                 DECEMBER 31, 1997

                                                                                                   CONSOLIDATED
                                                                 RAS INC.         RAS L.P.            RAS INC.
                                                             ------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                   $  3,968         $175,487,660        $175,491,628
   Interest receivable                                                -               24,167              24,167
                                                             ------------------------------------------------------
Total current assets                                              3,968          175,511,827         175,515,795


Property and equipment:
   Land                                                               -           16,628,459          16,628,459
   Construction in progress                                           -            3,782,333           3,782,333
   Furniture, fixtures and equipment                                  -              573,000             573,000
                                                             ------------------------------------------------------
                                                                      -           20,983,792          20,983,792
   Accumulated depreciation                                           -             (112,680)           (112,680)
                                                             ------------------------------------------------------
                                                                      -           20,871,112          20,871,112

Restricted assets                                                     -           12,400,000          12,400,000
Debt issuance costs                                                   -           12,561,721          12,561,721
Investment in The Resort at Summerlin, L.P.                     668,012                    -                   -
Intangible assets                                                     -               50,000              50,000
Preopening costs                                                      -            4,838,812           4,838,812
                                                             ------------------------------------------------------
Total assets                                                   $671,980         $226,233,472        $226,237,440
                                                             ======================================================


LIABILITIES
Current liabilities:
   Accounts payable                                            $      -         $    103,193        $    103,193
   Construction and preopening accounts payable                       -              619,373             619,373
   Interest payable                                                   -               55,278              55,278
   Related party payable                                          1,010              348,459             349,469
                                                             ------------------------------------------------------
Total current liabilities                                         1,010            1,126,303           1,127,313


Long-term debt, net of discount                                       -          154,131,067         154,131,067
Warrants redeemable for partnership interests                         -            5,869,565           5,869,565
                                                             ------------------------------------------------------
Total liabilities                                                 1,010          161,126,935         161,127,945


Limited partners' interests                                           -                    -          64,438,525


STOCKHOLDER'S EQUITY AND PARTNERSHIP INTERESTS
Common stock, no par value, 2,500 shares authorized,
   1,000 shares issued                                          682,500                    -             682,500
General partner interest                                              -              675,000                   -
Limited partners' interests                                           -           65,130,283                   -
Deficit accumulated during development stage                    (11,530)            (698,746)            (11,530)
                                                             ------------------------------------------------------
Total stockholder's equity and partnership interests            670,970           65,106,537             670,970
                                                             ------------------------------------------------------
Total liabilities, stockholder's equity and partnership
   interests                                                   $671,980         $226,233,472        $226,237,440
                                                             ======================================================

See accompanying notes.

                            Statements of Operations
                          (Development stage companies)

                                                      YEAR ENDED DECEMBER 31, 1998
                                                                                CONSOLIDATED
                                              RAS INC.         RAS L.P.            RAS INC.
                                          ----------------------------------------------------

Revenues                                     $       -      $          -        $          -

Costs and expenses:
   Equity in loss of The Resort at
      Summerlin, L.P.                          120,183                 -                   -
   General and administrative                    5,128           776,723             781,851
   Depreciation and amortization                     -         2,236,546           2,236,546
                                          ----------------------------------------------------
                                               125,311         3,013,269           3,018,397


Other income (expense):
   Interest income                                   -         7,699,976           7,699,976
   Interest expense, net of
      amounts capitalized:
      Long-term debt                                 -       (11,386,013)        (11,386,013)
      Accretion of warrant
        liability                                    -        (5,319,029)         (5,319,029)
                                          ----------------------------------------------------
                                                     -        (9,005,066)         (9,005,066)
                                          ----------------------------------------------------
Loss before limited partners' interest        (125,311)      (12,018,335)        (12,023,463)

Limited partners' interest                           -                 -         (11,898,152)
                                          ----------------------------------------------------

Net loss                                     $(125,311)     $(12,018,335)       $   (125,311)
                                          ====================================================


See accompanying notes.

                            Statements of Operations
                          (Development stage companies)

                                                     YEAR ENDED DECEMBER 31, 1997
                                                                             CONSOLIDATED
                                              RAS INC.        RAS L.P.          RAS INC.
                                         ----------------------------------------------------

Revenues                                     $      -        $       -          $        -

Costs and expenses:
   Equity in loss of The Resort at
      Summerlin, L.P.                           6,143                -                   -
   General and administrative                   4,542          493,885             498,427
   Depreciation and amortization                    -          113,312             113,312

                                         ----------------------------------------------------
                                               10,685          607,197             611,739


Other income (expense):
   Interest income                                  -           41,255              41,255
   Interest expense, net of amounts
     capitalized - long-term debt                   -          (48,346)            (48,346)
                                         ----------------------------------------------------
                                                    -           (7,091)             (7,091)
                                         ----------------------------------------------------
Loss before limited partners' interest        (10,685)        (614,288)           (618,830)

Limited partners' interest                          -                -            (608,145)
                                         ----------------------------------------------------

Net loss                                     $(10,685)       $(614,288)         $  (10,685)
                                         ====================================================

See accompanying notes.

                            Statements of Operations
                          (Development stage companies)


                                            PERIOD FROM INCEPTION THROUGH DECEMBER 31, 1996
                                                                              CONSOLIDATED
                                               RAS INC.       RAS L.P.           RAS INC.
                                          ---------------------------------------------------

Revenues                                        $   -        $      -             $      -

Costs and expenses:
   Equity in loss of The Resort at
      Summerlin, L.P.                             845               -                    -
   General and administrative                       -          84,458               84,458
                                          ---------------------------------------------------
                                                  845          84,458               84,458
                                          ---------------------------------------------------
Loss before limited partners' interest           (845)        (84,458)             (84,458)


Limited partners' interest                          -               -              (83,613)
                                          ---------------------------------------------------

Net loss                                        $(845)       $(84,458)            $   (845)
                                          ===================================================


See accompanying notes.

                            Statements of Operations
                          (Development stage companies)


                                             PERIOD FROM INCEPTION THROUGH DECEMBER 31, 1998
                                                                               CONSOLIDATED
                                               RAS INC.         RAS L.P.          RAS INC.
                                           ---------------------------------------------------

Revenues                                       $       -     $          -      $          -

Costs and expenses:
   Equity in loss of The Resort at
      Summerlin, L.P.                            127,171                -                 -
   General and administrative                      9,670        1,355,066         1,364,736
   Depreciation and amortization                       -        2,349,858         2,349,858
                                           ---------------------------------------------------
                                                 136,841        3,704,924         3,714,594

Other income (expense):
   Interest income                                     -        7,741,231         7,741,231
   Interest expense, net of
     amounts capitalized:
     Long-term debt                                    -      (11,434,359)      (11,434,359)
     Accretion of warrant liability                    -       (5,319,029)       (5,319,029)
                                           ---------------------------------------------------
                                                       -       (9,012,157)       (9,012,157)
                                           ---------------------------------------------------
Loss before limited partners' interest          (136,841)     (12,717,081)      (12,726,751)

Limited partners' interest                             -                -       (12,589,910)
                                           ---------------------------------------------------

Net loss                                       $(136,841)    $(12,717,081)     $   (136,841)
                                           ===================================================


See accompanying notes.

                          The Resort at Summerlin, Inc.
                          (a development stage company)

                  Statements of Changes in Stockholder's Equity



                                                             Deficit
                                                           Accumulated
                                                              During             Total
                                              Common       Development       Stockholder's
                                               Stock          Stage             Equity
                                          -------------------------------------------------

Balance at June 12, 1996 (inception)         $      -       $       -           $       -
   Capital contributions                      501,000               -             501,000
   Net loss                                         -            (845)               (845)
                                          -------------------------------------------------
Balance at December 31, 1996                  501,000            (845)            500,155
   Capital contributions                      181,500               -             181,500
   Net loss                                         -         (10,685)            (10,685)
                                          -------------------------------------------------
Balance at December 31, 1997                  682,500         (11,530)            670,970
   Net loss                                         -        (125,311)           (125,311)
                                          -------------------------------------------------
Balance at December 31, 1998                 $682,500       $(136,841)          $ 545,659
                                          =================================================


See accompanying notes.

                          The Resort at Summerlin, L.P.
                       Statements of Partnership Interests
                          (a development stage company)

                                                                                   Deficit
                                                                                 Accumulated
                                               General           Limited           During             Total
                                               Partner          Partners'        Development       Partnership
                                               Interest         Interests           Stage           Interests
                                             --------------------------------------------------------------------

Balance at August 15, 1996 (inception)          $      -       $         -       $          -     $          -
   Capital contributions by partners             500,000        18,230,439                  -       18,730,439
   Net loss                                            -                 -            (84,458)         (84,458)
                                             --------------------------------------------------------------------
Balance at December 31, 1996                     500,000        18,230,439            (84,458)      18,645,981
   Capital contributions by partners             175,000        48,081,046                  -       48,256,046
   Distribution of non-cash asset                      -        (1,181,202)                 -       (1,181,202)
   Net loss                                            -                 -           (614,288)        (614,288)
                                             --------------------------------------------------------------------
Balance at December 31, 1997                     675,000        65,130,283           (698,746)      65,106,537
   Capital contributions by partner                    -         8,500,000                  -        8,500,000
   Distribution of tax allowance amounts               -          (237,592)                 -         (237,592)
   Net loss                                            -                 -        (12,018,335)     (12,018,335)
                                             --------------------------------------------------------------------
Balance at December 31, 1998                    $675,000       $73,392,691       $(12,717,081)    $ 61,350,610
                                             ====================================================================


See accompanying notes.

                            Statements of Cash Flows
                          (Development stage companies)

                                                                                YEAR ENDED DECEMBER 31, 1998
                                                                                                          CONSOLIDATED
                                                                         RAS INC.       RAS L.P.            RAS INC.
                                                                    ---------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                               $(125,311)    $ (12,018,335)    $    (125,311)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
      Depreciation of property and equipment                                   -           303,771           303,771
      Amortization of debt discount and issuance costs                         -         1,950,316         1,950,316
      Accretion of warrant liability, net of amounts
         capitalized                                                           -         5,319,029         5,319,029
      Interest paid by issuance of Senior
         Subordinated Notes, net of amounts capitalized                        -         7,318,075         7,318,075
      Equity in loss of limited partnership                              120,183                 -                 -
      Limited partners' interest                                               -                 -       (11,898,152)
      Changes in operating assets and liabilities:
         Interest receivable                                                   -          (126,794)         (126,794)
         Other assets                                                          -          (769,290)         (769,290)
         Related party receivable and payable                              5,128          (233,494)         (228,366)
         Interest payable                                                      -         1,179,538         1,179,538
                                                                    ---------------------------------------------------
Net cash provided by operating activities                                      -         2,922,816         2,922,816


INVESTING ACTIVITIES
Acquisition of property and equipment                                          -      (117,337,840)     (117,337,840)
Interest capitalized into construction in progress                             -        (1,980,119)       (1,980,119)
Preopening costs                                                               -        (5,772,046)       (5,772,046)
Increase in construction and preopening
   accounts payable                                                            -        17,833,488        17,833,488
Proceeds from maturity of investments held-to-maturity                         -       147,399,908       147,399,908
Purchases of investments held-to-maturity                                      -      (147,399,908)     (147,399,908)
Security deposit                                                               -          (681,580)         (681,580)
Investment in intangible assets                                                -          (469,333)         (469,333)
                                                                    ---------------------------------------------------
Net cash used in investing activities                                          -      (108,407,430)     (108,407,430)


FINANCING ACTIVITIES
Capital contributions from limited partner                                     -         8,500,000         8,500,000
Issuance of First Mortgage Notes                                               -        40,000,000        40,000,000
Increase in restricted assets                                                  -           (15,000)          (15,000)
Tenant security deposits payable                                               -            15,000            15,000
Debt issuance costs                                                            -          (618,187)         (618,187)
                                                                    ---------------------------------------------------
Net cash provided by financing activities                                      -        47,881,813        47,881,813
                                                                    ---------------------------------------------------

Net change in cash and cash equivalents                                        -       (57,602,801)      (57,602,801)
Cash and cash equivalents at beginning of year                             3,968       175,487,660       175,491,628
                                                                    ---------------------------------------------------
Cash and cash equivalents at end of year                               $   3,968     $ 117,884,859     $ 117,888,827
                                                                    ===================================================

SUPPLEMENTAL INFORMATION
Interest paid                                                          $       -     $   4,604,731     $   4,604,731
Interest capitalized in construction in progress accrued
   in warrant liability, PIK notes and interest payable                        -        10,467,197        10,467,197


See accompanying notes.

                            Statements of Cash Flows
                          (Development stage companies)


                                                                 YEAR ENDED DECEMBER 31, 1997
                                                                                         CONSOLIDATED
                                                         RAS INC.         RAS L.P.         RAS INC.
                                                     -------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                $(10,685)        $(614,288)         $(10,685)
Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation of property and equipment                   -           112,680           112,680
      Amortization of debt discount                            -               632               632
      Equity in loss of limited partnership                6,143                 -                 -
      Limited partners' interest                               -                 -          (608,145)
      Changes in operating assets and liabilities:
         Accounts payable                                  1,010                 -             1,010
         Interest receivable                                   -           (24,167)          (24,167)
                                                     -------------------------------------------------
Net cash used in operating activities                     (3,532)         (525,143)         (528,675)


INVESTING ACTIVITIES
Acquisition of property and equipment                          -        (3,829,245)       (3,829,245)
Preopening costs                                               -        (1,637,360)       (1,637,360)
Increase in construction and preopening
   accounts payable                                            -           701,313           701,313
Investment in intangible assets                                            (50,000)          (50,000)
Investment in option fee                                       -          (597,312)         (597,312)
Investment in The Resort at Summerlin, L.P.             (175,000)                -                 -

                                                     -------------------------------------------------
Net cash used in investing activities                   (175,000)       (5,412,604)       (5,412,604)


FINANCING ACTIVITIES
Capital contributions                                    182,500                 -           182,500
Capital contribution from General Partner                      -           175,000                 -
Capital contributions from limited partners                    -        45,787,128        45,787,128
Issuance of First Mortgage Notes                               -        60,000,000        60,000,000
Issuance of Senior Subordinated Notes                          -       100,000,000       100,000,000
Debt issuance costs                                            -       (12,136,721)      (12,136,721)
Increase in restricted assets                                  -       (12,400,000)      (12,400,000)
                                                     -------------------------------------------------
Net cash provided by financing activities                182,500       181,425,407       181,432,907
                                                     -------------------------------------------------

Net change in cash and cash equivalents                    3,968       175,487,660       175,491,628
Cash and cash equivalents at beginning of year                 -                 -                 -
                                                     =================================================
Cash and cash equivalents at end of year                $  3,968      $175,487,660      $175,491,628
                                                     =================================================

SUPPLEMENTAL INFORMATION
Preopening costs incurred and paid by
   SCA on behalf of The Resort at
   Summerlin, L.P.                                      $      -      $  2,293,918      $  2,293,918
Distribution of non-cash asset                                 -         1,181,202         1,181,202
Accrued debt issuance costs                                    -           425,000           425,000


See accompanying notes.

                            Statements of Cash Flows
                          (Development stage companies)

                                                        PERIOD FROM INCEPTION THROUGH DECEMBER 31, 1996
                                                                                              CONSOLIDATED
                                                      RAS INC.            RAS L.P.              RAS INC.
                                                  ------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                             $    (845)         $    (84,458)         $        (845)
Adjustments to reconcile net loss to net
   cash used in operating activities:
      Equity in loss of limited partnership                845                     -                      -
      Limited partners' interest                             -                     -                (83,613)
                                                  ------------------------------------------------------------
Net cash used in operating activities                        -               (84,458)               (84,458)


INVESTING ACTIVITIES
Acquisition of property and equipment                        -           (17,154,547)           (17,154,547)
Preopening costs                                             -              (551,016)              (551,016)
Investment in option fee                                     -              (583,900)              (583,900)
Investment in The Resort at Summerlin, L.P.           (500,000)                    -                      -
                                                  ------------------------------------------------------------
Net cash used in investing activities                 (500,000)          (18,289,463)           (18,289,463)


FINANCING ACTIVITIES
Capital contributions                                  500,000                     -                500,000
Capital contribution from General Partner                    -               500,000                      -
Capital contributions from limited partners                  -            17,873,921             17,873,921
                                                  ------------------------------------------------------------
Net cash provided by financing activities              500,000            18,373,921             18,373,921
                                                  ------------------------------------------------------------

Net change in cash and cash equivalents                      -                     -                      -
Cash and cash equivalents at beginning of year               -                     -                      -
                                                  ------------------------------------------------------------
Cash and cash equivalents at end of year             $       -          $          -          $           -
                                                  ============================================================

SUPPLEMENTAL INFORMATION
Preopening costs incurred and paid by
   SCA on behalf of The Resort at
   Summerlin, L.P.                                   $       -          $    356,518          $     356,518

See accompanying notes.

                            Statements of Cash Flows
                          (Development stage companies)

                                                                   PERIOD FROM INCEPTION THROUGH DECEMBER 31, 1998
                                                                                                      CONSOLIDATED
                                                                  RAS INC.          RAS L.P.             RAS INC.
                                                               ------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                          $(136,841)    $  (12,717,081)     $     (136,841)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Depreciation of property and equipment                              -            416,451             416,451
      Amortization of debt discount and issuance costs                    -          1,950,948           1,950,948
      Accretion of warrant liability, net of amounts
         capitalized                                                      -          5,319,029           5,319,029
      Interest paid by issuance of Senior
         Subordinated Notes, net of amounts capitalized                   -          7,318,075           7,318,075
      Equity in loss of limited partnership                         127,171                  -                   -
      Limited partners' interest                                          -                  -         (12,589,910)
      Changes in operating assets and liabilities:
         Interest receivable                                              -           (150,961)           (150,961)
         Related party receivable and payable                         6,138           (233,494)           (227,356)
         Other assets                                                     -           (769,290)           (769,290)
         Interest payable                                                 -          1,179,538           1,179,538
                                                               ------------------------------------------------------
Net cash provided by (used in) operating activities                  (3,532)         2,313,215           2,309,683


INVESTING ACTIVITIES
Acquisition of property and equipment                                     -       (138,321,632)       (138,321,632)
Interest capitalized into construction in progress                        -         (1,980,119)         (1,980,119)
Preopening costs                                                          -         (7,960,422)         (7,960,422)
Increase in construction and preopening
   payables                                                               -         18,534,801          18,534,801
Investment in The Resort at Summerlin, L.P.                        (675,000)                 -                   -
Proceeds from maturity of investments held-to-maturity                             147,399,908         147,399,908
Purchases of investments held-to-maturity                                         (147,399,908)       (147,399,908)
Security deposit                                                          -           (681,580)           (681,580)
Investment in intangible assets                                           -           (519,333)           (519,333)
Investment in option fee                                                  -         (1,181,212)         (1,181,212)
                                                               ------------------------------------------------------
Net cash used in investing activities                              (675,000)      (132,109,497)       (132,109,497)


FINANCING ACTIVITIES
Capital contributions                                               682,500                  -             682,500
Capital contribution from General Partner                                 -            675,000                   -
Capital contribution from limited partners                                -         72,161,049          72,161,049
Issuance of First Mortgage Notes                                          -        100,000,000         100,000,000
Issuance of Senior Subordinated Notes                                     -        100,000,000         100,000,000
Debt issuance costs                                                       -        (12,754,908)        (12,754,908)
Tenant security deposits payable                                          -             15,000              15,000
Increase in restricted assets                                             -        (12,415,000)        (12,415,000)
                                                               ------------------------------------------------------
Net cash provided by financing activities                           682,500        247,681,141         247,688,641
                                                               ------------------------------------------------------

Net change in cash and cash equivalents                               3,968        117,884,859         117,888,827
Cash and cash equivalents at beginning of period                          -                  -                   -
                                                               ------------------------------------------------------
Cash and cash equivalents at end of period                        $   3,968     $  117,884,859      $  117,888,827
                                                               ======================================================



SUPPLEMENTAL INFORMATION
Preopening costs incurred and paid by
   SCA on behalf of The Resort at
   Summerlin, L.P.                                                $       -     $    2,650,436      $    2,650,436
Distribution of non-cash asset                                            -          1,181,202           1,181,202
Interest paid                                                             -          4,604,731           4,604,731
Interest capitalized in construction in progress accrued
   in warrant liability, PIK notes and interest payable                   -         10,467,197          10,467,197

See accompanying notes.

                          Notes to Financial Statements


1. SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The Resort at Summerlin, Limited Partnership ("RAS L.P.") is majority owned by Swiss Casinos of America, Inc., formerly known as Seven Circle Gaming Corporation ("SCA"). It was formed on August 15, 1996 for the purpose of acquiring land and developing a casino resort in the Summerlin master planned community in Las Vegas, Nevada ("Summerlin"). The Resort at Summerlin, Inc. ("RAS Inc.") is a wholly owned subsidiary of SCA and serves as general partner of RAS L.P. Swiss Casinos Holding AG ("SCH") owns 83% of SCA and is a limited partner in RAS L.P. The ownership percentages in RAS L.P. of RAS Inc., SCA, SCH and unaffiliated investors are 1.00%, 75.58%, 16.70% and 6.72%, respectively. RAS L.P. allocates earnings and losses to the partners in accordance with these percentages.

RAS L.P. purchased 54.5 acres of land located in Summerlin on which it is developing and plans to operate a resort facility (the "Resort"), to include a casino, hotel, conference center, spa, restaurants and retail center. The land is zoned for gaming, and the Las Vegas City Council has granted the special use permit required to develop the proposed facility.

RAS L.P. and RAS Inc. (collectively the "Companies") are development stage companies as they are devoting substantially all of their efforts to develop the Resort. The Companies have no current source of income and do not anticipate any material amounts until such time as the Resort is operational. The Resort is expected to open for business on June 29, 1999.

BASIS OF PRESENTATION

As prescribed by Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, RAS Inc.'s indirect ownership in RAS L.P. through SCA and its direct 1% general partnership investment constitutes a controlling interest and is therefore considered a subsidiary requiring consolidation in the financial statements of RAS Inc. RAS Inc.'s sole business activity at this time is its 1% general partnership interest in RAS L.P. The consolidated RAS Inc. financial statements include the following adjusting entries:

    -  Elimination of RAS Inc.'s investment in RAS L.P.

    - Reclassification of the 99% limited partnership interests in RAS L.P. to minority interest within the balance sheet.

    - Allocation of 99% of the net losses of RAS L.P. to the limited partners and the elimination of RAS Inc. equity interest in the losses of RAS L.P.

    -  Elimination of intercompany accounts payable and receivable.

CASH AND CASH EQUIVALENTS

Cash equivalents are highly liquid debt instruments with a maturity of three months or less when purchased. Cash equivalents are carried at cost which approximates fair value.

RESTRICTED ASSETS

Restricted assets consist of funds held in escrow for future payment of interest incurred on the $100.0 million of First Mortgage Notes due March 31, 2004 (the "Mortgage Notes", see Note 2) during the first five quarters following the opening of the Resort and tenant security deposits. Use of the escrow funds for each interest payment is subject to various financial tests. Any unused funds at the end of the five quarter period must be applied to the outstanding principal balance on the notes. As of December 31, 1998 and 1997, all escrow funds were held in a cash equivalent fund.

CONSTRUCTION IN PROGRESS

Expenditures incurred for the design and construction of the Resort have been capitalized as construction in progress. These amounts are expected to be reclassified to buildings upon completion of the facility and will be depreciated over the useful life of the asset.

DEPRECIATION

Property and equipment are stated at cost and are depreciated on a straight-line basis over the following estimated useful lives:

         Buildings                                       30 years
         Furniture, fixtures and equipment               3-7 years

INVESTMENTS

Management determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held-to-maturity when the Companies have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

The amortized cost of debt securities classified as held-to-maturity is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in interest income from investments. Interest and dividends are included in interest income from investments. Realized gains and losses, declines in value judged to be other-than-temporary are included in net securities gains (losses). The cost of securities sold is based on the specific identification method.

During the year ended December 31, 1998, the Companies purchased investments in U.S. governmental agency mortgage backed securities with contractual maturities of six to nine months. All of the Companies' investments were classified as held-to-maturity and matured during 1998. Gross realized gains and losses were not material.

DEBT DISCOUNT AND ISSUANCE COSTS

Debt discount and issuance costs are capitalized and amortized to expense based on the terms of the related debt agreements using the effective interest method or a method which approximates the effective interest method.

PREOPENING COSTS

Development costs incurred by RAS L.P. prior to December 31, 1998 were capitalized. These costs include legal fees, incremental personnel costs, travel, and other costs related to the development of the Resort.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 entitled Reporting on the Costs of Start-up Activities ("SOP 98-5") which requires entities to expense costs of preopening activities as they are incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Accordingly, the Companies will adopt the statement in fiscal year 1999. Upon adoption, the Companies are required to report the initial adoption as a cumulative effect of a change of accounting principle as described in Accounting Principles Board Opinion No. 20, Accounting Changes, during the first quarter of its fiscal year 1999 and expense subsequent preopening costs as incurred. The cumulative effect upon adoption will result in a one-time charge to income in an amount equal to the net book value of the Companies' preopening costs. Under the Companies' existing policy, the preopening expenses would have been expensed upon the opening of the Resort, which is currently estimated to be on June 29, 1999.

LICENSING COSTS

RAS L.P. capitalizes certain license costs required for the operation of the casino, hotel and restaurants. These costs will be amortized over the term of the license (15 years for the hotel license), commencing with the opening of the Resort.

CAPITALIZATION OF INTEREST

RAS L.P. capitalizes interest costs on amounts expended on capital projects based upon the weighted average interest costs of borrowings outstanding during the period of construction. During the years ended December 31, 1998 and 1997, RAS L.P. capitalized interest costs of $12,447,316 and $6,932, respectively, as construction in progress.

INCOME TAXES

RAS L.P. is a limited partnership. Accordingly, no provision for federal or state income taxes was recorded because any taxable income or loss is included in the income tax returns of the partners.

SCA includes RAS Inc. in its consolidated state and federal tax returns. During 1998 and 1997, RAS Inc. had minimal operating losses on both a tax and book basis. However, the utilization of these losses against future earnings is uncertain and all deferred tax assets will be fully reserved until such time as the earnings have been realized.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

FINANCIAL INSTRUMENTS

The Companies' financial instruments consist of cash, accounts payable, accrued expenses, long-term debt and warrants redeemable for partnership interests. The carrying value of cash, accounts payable and accrued expenses approximate fair value. The Companies believe the fair values and the carrying value of the long-term debt and warrants would not be materially different due to the instruments' interest rates approximating market rates for similar projects at December 31, 1998.

2. LONG-TERM DEBT

Long-term debt is comprised of the following:

                                                                      December 31,
                                                              1998                   1997
                                                              ---------------------------

  First Mortgage Notes due 2004                               $100,000,000         $60,000,000

  Senior Subordinated Pay-in-Kind Notes due 2007               112,840,000         100,000,000
              Original issue discount                           (5,578,191)         (5,868,933)
                                                              ------------         -----------
                                                               107,261,809          94,131,067
                                                              ------------         -----------

  Total long-term debt                                        $207,261,809        $154,131,067
                                                              ============         ===========


On December 31, 1997, the Companies issued, as joint and several co-obligors, $100.0 million of First Mortgage Notes due March 31, 2004 of which $60.0 million was drawn at closing and $100.0 million of Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes"). RAS L.P. borrowed the remaining $40.0 million of the Mortgage Notes on December 31, 1998. The Mortgage Notes Credit Agreement (the "Credit Agreement") and the Senior Subordinated Notes Indenture (the "Indenture") contain various covenants and restrictions as more fully described below.

MORTGAGE NOTES

Prior to the Resort opening for business, at the option of the Companies, interest on the Mortgage Notes will accrue at the London Interbank Offered Rate ("LIBOR") for one or three month periods plus 4% or at the Base Rate (higher of Federal Reserve prime rate or federal funds rate plus one half of 1%) plus 3%. The interest rate was established at 11.5% on December 31, 1997 and subsequently adjusted to 9.7% in January 1998 and 9.0% in December 1998. Interest is payable on the last business day of each calendar quarter for Base Rate tranches and at the end of the applicable interest period but no less frequently than quarterly for LIBOR tranches. Subsequent to the opening of the Resort, the percentage above LIBOR or the base rate reference rates will decrease based on the debt ratios of RAS L.P.

The Mortgage Notes are secured by a first perfected security interest in all assets comprising the Resort, including all real and personal property, all intangibles and all furniture, fixtures and equipment, together with title insurance. In addition, $12.4 million was deposited in an interest escrow account for the benefit of the Mortgage Note holders, which will support the interest payment obligations during the five fiscal quarters following the opening of the Resort (the "Commencement Date"). This amount is reflected as restricted assets on the accompanying balance sheet.

Scheduled maturities of the Mortgage Notes will be as follows (in millions):

                1999                      $  ---
                2000                        12.5
                2001                        14.5
                2002                        19.0
                2003                        23.0
                Thereafter                  31.0
                                          ------
                                          $100.0
                                          ======

An amount equal to 75% of the first $15.0 million of excess cash flow, as defined in the Credit Agreement, and 25% of the excess cash flow above $15.0 million is due annually in addition to the above amounts.

The Credit Agreement contains certain covenants including those restricting additional indebtedness, liens, change of business, sale and purchase of assets, mergers and consolidations, investments thereafter with affiliates and financial covenants. At December 31, 1998, management believes the Companies are in compliance with all covenants.

SENIOR SUBORDINATED NOTES

The Companies have issued 100,000 units consisting of $1,000 principal amount of 13% Senior Subordinated Notes due December 15, 2007 and an L.P. Warrant, which can be exchanged for a Corporate Warrant at the purchaser's election. RAS L.P. issued the L.P. Warrants, and RAS Warrant Co. ("Warrant Co.") issued the Corporate Warrants (both warrants collectively referred to as the "Note Warrants"). Warrant Co. is a wholly-owned subsidiary of SCA and at December 31, 1998 and 1997, Warrant Co. has one share of common stock outstanding from a total of 100,001 authorized shares (see "Warrants" below). The Senior Subordinated Notes are unsecured and subordinated in right of payment to all existing and future senior indebtedness of the Note Issuers, including the Mortgage Notes.

Interest at the rate of 13% per annum of the principal is payable semiannually beginning in June 1998. The interest is payable either in cash or in additional Senior Subordinated Notes at the option of RAS L.P. through June 1999, and thereafter is payable in cash. In addition to the 13% coupon rate on the Senior Subordinated Notes, RAS L.P. accrues additional interest expense of 9.2% for a total of 22.2% (see "Warrants" below).

On or after December 15, 2002, the Senior Subordinated Notes may be redeemed at the Companies' option in whole or in part at face value plus accrued and unpaid interest at the time of redemption. In addition, at any time prior to December 15, 2000, the Companies may redeem up to 35% of the aggregate principal with the cash proceeds received from one or more public equity offerings at a redemption price equal to 113% of the principal amount, provided that at least $65.0 million of the original principal amount remains outstanding immediately after the redemption.

If the Nevada Gaming Commission (the "Commission") or the Nevada State Gaming Control Board (the "Board") (each a "Nevada Gaming Authority" or together the "Nevada Gaming Authorities") requires that a holder or beneficial holder of the Senior Subordinated Notes must be licensed, qualified or found suitable, and if the holder fails to apply or is not licensed, the Companies have the option to redeem such Senior Subordinated Notes, at a redemption price as defined in the Indenture.

The restrictive covenants relating to the Senior Subordinated Notes will limit the incurrence of additional indebtedness, the payment of dividends on and the redemption of certain subordinated obligations, investments, sale of assets and subsidiary stock, transactions with affiliates and consolidations, mergers and transfers of all or substantially all the assets of the Companies. At December 31, 1998, management believes the Companies are in compliance with all covenants.

WARRANTS

Each L.P. Warrant entitles the holder to one L.P. Partnership Interest representing 0.00008% of the total partnership interest in RAS L.P. at a price per L.P. Warrant of $0.01, subject to the provisions of the partnership agreement and adjustments from time to time upon the occurrence of certain changes in the terms of the partnership interests, distributions, and certain issuances of options or convertible securities. Holders of L.P. Warrants will not by virtue of being such holders have any rights as limited partners of RAS L.P.

Each Corporate Warrant entitles the holder to acquire one share of common stock of Warrant Co. at a price of $0.01 per share, subject to certain adjustments from time to time upon the occurrence of certain changes in the Common Stock of Warrant Co. Upon the exercise of a Corporate Warrant, Warrant Co. will exercise an L.P. Warrant in RAS L.P. entitling it to the ownership percentage in RAS L.P. discussed above. Holders of Corporate Warrants will not, by virtue of being such holders, have any rights as stockholders of Warrant Co. As of December 31, 1998, all warrants outstanding were Corporate Warrants.

The L.P. Warrants and the Corporate Warrants expire December 15, 2007.

In the event that any existing limited partner proposes to sell or otherwise transfer at least 15% of the total L.P. Partnership Interests, the holders of the Note Warrants and L.P. Partnership interests shall have the right to require such existing limited partner to cause the proposed purchaser to purchase, on the same terms and conditions, a percentage of the number of Note Warrants and the L.P. Partnership interests owned by each such holder.

In the event that any existing limited partner proposes to sell or transfer any L.P. Partnership Interests aggregating 51% or more of the total L.P. Partnership Interests, the existing Limited Partner shall have the right to require the holders of the Note Warrants and L.P. Partnership interests to sell on the same terms and conditions from each of them a percentage of the number of Note Warrants and L.P. Partnership Interests owned by each such holder.

If RAS L.P. has not completed an initial public equity offering of at least $50.0 million of gross proceeds with respect to the L.P. Partnership Interests on or before December 31, 2005, each holder of the Note Warrants will have, for a 30-day period beginning on April 15, 2006, or if the Mortgage Notes are prepaid prior to their maturity date, beginning on April 15, 2003, the one-time right to require RAS L.P. to purchase the Note Warrants at the takeout price, described below. RAS L.P. will have a one-time right, for a 30-day period beginning on October 15, 2006, or if the Mortgage Notes are prepaid prior to their maturity date, beginning on October 15, 2003, to purchase the Note Warrants on a pro rata basis, for a purchase price equal to the takeout price. The takeout price is defined as the greatest of:

    - the value of the Note Warrants as determined by a formula based on eight times earnings before interest, taxes, depreciation and amortization ("EBITDA") for the fiscal year ending December 31, 2005, or if the Mortgage Notes are prepaid, for the fiscal year ending December 31, 2003; or
    - the value of the Note Warrants as determined by a formula based on eight times the average EBITDA for each of the fiscal years ending December 31, 2003, 2004, and 2005, or if the Mortgage Notes are prepaid, December 31, 2001, 2002, and 2003; or
    - an amount necessary to cause the Senior Subordinated Notes and the Note Warrants to create a bond equivalent internal rate of return of 20% from the issue date to the date of purchase.

RAS L.P. records interest expense at a total rate of 22.2% to account for the put option. Interest in excess of the stated Senior Subordinated Notes is credited to warrant liability and will be settled in the terms above or upon the exercise of the warrants. The change in the warrant liability for the year ended December 31, 1998 was $9,332,556.

3. LEASE FINANCING AND UNSECURED DEBT

Under the terms of the Credit Agreement and the Indenture, RAS L.P. may obtain additional sources of liquidity, if necessary, including (i) up to $15.0 million of capital lease financing for furniture, fixtures and equipment, (ii) up to $5.0 million of unsecured debt and (iii) operating lease financing.

In August 1998 and March 1999, RAS L.P. executed commitments with a lease financing company for capital and operating lease facilities for up to approximately $44.4 million and an unsecured credit facility for $5.0 million. A capital lease facility for $15.0 million, which is included in the $44.4 million total, may be converted to an operating lease facility.

The operating lease facilities may be used to lease new gaming devices, related systems, vehicles and furniture, fixtures and equipment acceptable to the leasing company. The term of the facilities will be 36 or 48 months at anticipated imputed interest rates of 11% to 15%. Maximum annual payments under the facility will be approximately $14.4 million. Upon expiration of the term, RAS L.P. will be granted an option to (i) purchase all but not less than all of the equipment, by equipment category, at fair market value as determined by an independent appraiser, (ii) renew the facility for 12 months or (iii) return the equipment to the leasing company.

The unsecured credit facility will be available from the opening of the Resort until December 21, 1999. RAS L.P. will be required to give 45 days notice for each draw, which must be a minimum of $1.0 million and a maximum of $2.0 million. RAS L.P. will be required to pay 2.0% of each draw as a credit facility, legal and syndication fee at the time of closing each draw. Each loan will include a 2.0% original issue discount and be converted to a 24-month term note fully amortizing at an interest rate of 13.0%.

A commitment fee totaling $140,500 was paid on execution of the lease facility commitment in August 1998. Upon closing the transaction on December 21, 1998, the fee was applied to the security deposit of the leases, and additional fees, rental payments and security deposits totaling $1,395,870 were paid. In addition to paying the first and last month's rental payment on each lease facility at closing, RAS L.P. must pay a $2.9 million general security deposit relating to the air handling equipment lease and the casino and hotel furniture fixtures and equipment lease.

4. LAND PURCHASE AND OPTION AGREEMENT

On May 22, 1996, Seven Circle Resorts, Inc. ("SCR"), a wholly-owned subsidiary of SCA, executed a Purchase and Option Agreement (the "Purchase Agreement") to purchase approximately 54.5 acres of property ("Sale Parcel") and to secure an option to acquire approximately 22 additional acres of property ("Option Parcel") in Las Vegas, Nevada, to construct and operate a resort hotel and casino. SCR assigned the Purchase Agreement to RAS L.P. on August 15, 1996.

LAND PURCHASE AGREEMENT

On August 15, 1996, RAS L.P. closed on the purchase of the Sale Parcel for $16,620,000. On January 7, 1998, RAS L.P. commenced grading and construction on the site, having substantially complied with all conditions outlined in the Purchase Agreement.

OPTION AGREEMENT

On August 15, 1996, RAS L.P. executed an option agreement ("Option Agreement"), paying $583,900 for the right to purchase the Option Parcel. The Option Agreement is valid until August 15, 2000.

The option purchase price is $5,839,000, plus an increase each anniversary date equal to inflation for the previous year. On the subsequent anniversary dates of the Option Agreement, RAS L.P. will be required to pay an additional option fee equal to 10% of the purchase price then in effect.

The amount of each option fee that exceeds the original option fee of $583,900 will be credited towards the option purchase price at closing. RAS L.P. can allow the option to lapse by failing to make an annual option fee payment.

On August 8, 1997, RAS L.P. paid and capitalized the second option fee of $597,312.

On December 27, 1997, RAS L.P. assigned the Option Agreement to SCA through a preferential distribution. A new company will be established to develop the option parcel. Any carried interest held by SCA in the Option Parcel development company and any other economic benefit derived from the Option Parcel will be shared by the Partners based on their ownership interests in RAS L.P. as of the date of the assignment.

5. COMMITMENTS AND CONTINGENCIES

LICENSING

As a condition of the Purchase Agreement, RAS L.P., or an affiliate, was required to obtain a Nevada gaming license prior to the commencement of construction of the facility (see "Land Purchase Agreement" above). Seven Circle Resorts of Nevada, Inc. ("SCRN"), an affiliated company, was formed for this purpose.

Effective September 5, 1997, the Commission granted a distributor's gaming license to SCRN. The receipt of this gaming license indicates the Board and the Commission have found SCRN and its key principals suitable. In order to operate a casino, RAS L.P. will have to obtain a nonrestricted gaming license, for which it applied in June 1998. In addition to findings of suitability, the receipt of a nonrestricted gaming license requires the review by the Board and the Commission of several aspects of the proposed casino, including the source of funds, location, internal controls, surveillance systems and operating procedures. The Board and Commission may act upon the suitability and/or license certain key executives and other investors in the nonrestricted gaming operations. Because of the common ownership and control shared by SCRN and RAS L.P., management believes the granting of SCRN's distributor's license has increased the likelihood that RAS L.P.'s nonrestricted license application will be approved.

In the event RAS L.P. does not obtain a nonrestricted gaming license due to the ownership by one or more of the minority partners, the other partners have the right to purchase the noncomplying partner's ownership interest, thereby enabling receipt of the gaming license.

CONSTRUCTION AGREEMENT

RAS L.P. executed a construction contract for the Resort on the basis of the cost of work plus the fee payable to the general contractor, with a guaranteed maximum price of $133 million.

On December 22, 1998, the Companies entered into a settlement agreement (the "Settlement Agreement") with J.A. Jones Construction ("Jones") concerning a dispute which has arisen with respect to the cost and timing of the completion of the Resort Casino being developed by the Companies. Pursuant to the Settlement Agreement, RAS L.P. will pay to Jones an additional $23.0 million (inclusive of $3.0 million previously budgeted for the completion of the second hotel at the Resort) for the completion of the Resort (the "Settlement
Amount"), as set forth in the construction contract and including additional work as set forth in the Settlement Agreement. In consideration of the additional payments by RAS L.P., the Companies will not be responsible for any additional project costs necessary to accomplish substantial completion of the Resort on or before April 30, 1999 except as otherwise expressly set forth in the Settlement Agreement. Jones will be solely responsible, and indemnify the Companies, for all costs of substantial completion except as otherwise expressly provided in the Settlement Agreement. If substantial completion of the Resort has not occurred on or before April 30, 1999, all delay and other penalties provided for in the construction contract shall commence as of April 30, 1999 and Jones shall not be entitled to any amounts for general conditions or any other payments of a similar nature from that date unless certain savings specified in the construction contract are achieved. In the Settlement Agreement, Jones has represented that it has reviewed all of the construction documents and determined that the Resort, including the second hotel, can be constructed "in a fashion and of a functionality, quality and level of aesthetics reasonably inferable from the architects' design to create a five-star rated property" and that Jones does not know of any reason that the Resort cannot be constructed as described in the Settlement Agreement or substantially completed or on before April 30, 1999 for the amount set forth in the construction contract as modified by the Settlement Agreement.

In addition to the payment of the Settlement Amount, the Settlement Agreement provides that depending upon Jones' profit under the construction contract as determined pursuant to accounting methodology set forth therein, Jones may be entitled to a bonus of up to $1.0 million provided that the Resort is substantially completed on or before April 30, 1999 and Jones meets interim construction progress milestones. The Settlement Agreement provides that under no circumstances shall the bonus exceed $1.0 million; no bonus shall be paid if the project is not substantially completed on or before April 30, 1999; and that the maximum potential bonus shall be subject to a $200,000 reduction for each of the progress milestones which are not met by Jones.

Jones has advised management that it is unlikely that it will be able to complete the Project by April 30, 1999. Management has advised Jones that it expects Jones to adhere to its contractual obligations; however, management has set an opening date of June 29, 1999 in order to mitigate damages which may be caused by Jones' failure to meet the April 30, 1999 deadline.

In conjunction with the execution of the Settlement Agreement, RAS L.P. received an additional $8.5 million equity contribution from SCH.

The Companies believe the terms of the Settlement Agreement are in compliance with all applicable contractual covenants and obligations pursuant to the Credit Agreement and the Indenture.

ROYALTY AGREEMENT

RAS L.P. is subject to a royalty agreement to pay a royalty fee of $1 million in each of the first five years commencing at the earlier of the opening of the hotel and casino operations or 18 months following commencement of construction. The royalty agreement and a related golf course agreement will enable RAS L.P. to use the Summerlin name and will provide RAS L.P. with up to 50% of the tee times on the adjacent Tournament Players Club at the Canyons golf course. The royalty fee will increase on each fifth anniversary thereafter by an amount equal to 15% of the annual amount paid in the preceding five-year period. RAS L.P. has the right to secure up to 75% of the tee times by paying an additional $125,000 per year.

HOTEL FRANCHISE LICENSE AGREEMENT

On December 16, 1997, RAS L.P. entered into a franchise license agreement. The agreement gives RAS L.P. the right to operate under the name of the franchisor, and to use its trade name, trademarks and systems in connection with nongaming operations.

The term of the license is for 15 years. RAS L.P. has the right to terminate the agreement effective December 31, 2005 or December 31, 2010 if the franchisor has not met certain numbers of hotels or guest rooms under contract. The franchisor will provide access to its central reservation system in order to facilitate worldwide reservations at the hotels, in addition to providing marketing services. The franchisor will provide training to the employees with respect to the reservation and property management system.

RAS L.P. will pay the following fees:

    -  Fixed fee, currently $200 per room per annum.
    - Variable fee of 3% of gross room revenue derived from reservations made through the central reservation system.
    -  Continuing fee of 1.75% of the hotels' gross revenues, as defined.
    -  A marketing fee of 1.5% of the hotels' gross revenues, as defined.
    -  Certain incidental program costs.

OFFICE LEASES

RAS L.P. leases office space under noncancelable operating leases expiring at various dates through June of 1999. Rental expense relating to operating leases was $188,782 for the year ended December 31, 1998. Under the terms of the leases, RAS L.P. is obligated to pay future minimum lease payments of $252,048 during 1999.



FUTURE DEVELOPMENTS

RAS L.P. negotiated the right of first offer with the master developer of Summerlin to develop an additional four designated gaming sites in Summerlin. In the event that RAS L.P. cannot finance the development of a gaming site under the Credit Agreement or the Indenture, RAS L.P. has the ability to assign the rights to SCA or an affiliate.

MANAGEMENT FEES

Under the terms of RAS L.P.'s limited partnership agreement, RAS L.P. is to pay RAS Inc. a monthly fee equal to 3% of monthly net revenues and 6% of earnings before interest, taxes, depreciation and amortization as compensation for management services provided to RAS L.P. This fee cannot exceed 10% of net revenues in any given month and may be restricted by certain covenants in the Credit Agreement and the Indenture.

PURCHASE COMMITMENTS

The Companies have construction and purchase contracts outstanding at December 31, 1998 totaling $79.5 million for the completion of the Resort.

6. RELATED PARTY TRANSACTIONS

ADVERTISING COSTS

Effective September 1, 1998, RAS L.P. entered into an agreement with SCRHMG, L.L.C., ("Vento") a wholly owned subsidiary of SCA, whereby RAS L.P. pays a monthly retainer of $50,000 to Vento in exchange for advertising services. In addition, RAS L.P. must reimburse Vento for certain production costs, media buys and other out-of-pocket expenses related to RAS L.P.'s marketing campaign. This agreement expires on August 31, 1999. RAS L.P. incurred expenses of $327,000 during 1998 for advertising services provided by Vento which are included in preopening costs.

EXPENDITURES INCURRED BY SCA

In 1998, RAS L.P. reimbursed SCR $2,266,233 for various expenditures incurred on behalf of RAS, L.P. These amounts primarily relate to salaries and personnel costs of employees who have devoted a portion of their time to the development of the Resort.

Prior to 1998, SCA, through SCR, incurred various expenditures on behalf of RAS L.P. which are reflected as contributed capital on the books of RAS L.P. These amounts primarily relate to salaries and personnel costs of employees who have devoted a portion of their time to the development of the Resort. During 1997 and the period from inception through December 31, 1996, these expenditures were $2,293,918 and $356,518, respectively.

In accordance with the accounting policies noted above, RAS L.P. capitalized a portion of these costs as preopening costs and expensed amounts relating to general and administrative activities.

7. EMPLOYEE BENEFIT PLAN

RAS L.P. has a 401(k) plan (the "Plan") available to all employees who are age 21 and over. Participants may contribute up to 20% of their annual eligible compensation to the Plan, subject to IRS limits. RAS L.P. contributes an amount equal to 100% of participant contributions limited to 3% to 5% of the participant's eligible compensation, depending on the duration of the participant's employment. Contributions to the Plan for the year ended December 31, 1998 were $26,595. There were no contributions made to the Plan in 1997 or 1996.