Form 10-Q
period 1999-03-31
RESORT AT SUMMERLIN INC; RESORT AT SUMMERLIN L P
filed 1999-05-17
CIK 1058872, 1058870

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _________ to _____________

Commission file number 333-49691

                  THE RESORT AT SUMMERLIN, LIMITED PARTNERSHIP

                          THE RESORT AT SUMMERLIN, INC.

     --------------------------------------------------------------------------
           (Exact name of registrants as specified in their charters)

         Nevada                                                      86-0857506
         Nevada                                                      86-0857505
         ------                                                      ----------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

             1160 Town Center Drive, Suite 200, Las Vegas, NV 89134

     --------------------------------------------------------------------------
               (Address of principal executive offices, Zip Code)

                                 (702) 869-7000

     --------------------------------------------------------------------------
              (Registrants' telephone number, including area code)

     --------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                          (DEVELOPMENT STAGE COMPANIES)
                                   (UNAUDITED)

                                                                                                MARCH 31, 1999
                                                                        ------------------------------------------------------------
                                                                                                                     CONSOLIDATED
                                                                            RAS INC.             RAS L.P.              RAS INC.
                                                                        -----------------  ---------------------  ------------------
ASSETS
Current assets:
          Cash and cash equivalents..................................     $       3,968      $      62,905,831      $    62,909,799
          Restricted assets..........................................                --              6,712,500            6,712,500
          Interest receivable........................................                --                300,724              300,724
          Related party receivable...................................                --                 24,853               19,725
          Other current assets.......................................                --                846,031              846,031
                                                                          -------------      -----------------      ---------------
Total current assets.................................................             3,968             70,789,939           70,788,779
Property and equipment:
          Land.......................................................                --             16,628,459           16,628,459
          Land improvements..........................................                --                971,959              971,959
          Construction in progress...................................                --            175,139,347          175,139,347
          Furniture, fixtures and equipment..........................                --             15,295,893           15,295,893
                                                                          -------------      -----------------      ---------------
                                                                                     --            208,035,658          208,035,658
          Accumulated depreciation...................................                --               (529,310)            (529,310)
                                                                          -------------      ------------------     ---------------
                                                                                     --            207,506,348          207,506,348
Restricted assets....................................................                --              5,702,500            5,702,500
Debt issuance costs, net of accumulated amortization of $2,083,858...                --             11,096,050           11,096,050
Investment in The Resort at Summerlin, L.P...........................           388,854                     --                   --
Intangible assets....................................................                --                599,363              599,363
Security deposits....................................................                --                681,580              681,580
                                                                          -------------      -----------------      ---------------
Total assets.........................................................     $     392,822      $     296,375,780      $   296,374,620
                                                                          =============      =================      ===============

LIABILITIES
Current liabilities:
          Accounts payable...........................................     $          --      $       1,707,938     $      1,707,938
          Construction and preopening payables.......................                --             19,777,278           19,777,278
          Interest payable...........................................                --              4,474,797            4,474,797
          Related party payable......................................             6,138                 58,224               59,234
          Other current liabilities..................................                --                  8,750                8,750
                                                                          -------------      -----------------     ----------------
Total current liabilities............................................             6,138             26,026,987           26,027,997

Tenant security deposits payable.....................................                --                 45,000               45,000
Long-term debt, net of discount of $5,498,945........................                --            207,341,055          207,341,055
Warrants redeemable for partnership interests........................                --             17,509,622           17,509,622
                                                                          -------------      -----------------     ----------------
Total liabilities....................................................             6,138            250,922,664          250,923,674

Limited partners' interests..........................................                --                     --           45,064,262

STOCKHOLDER'S EQUITY AND PARTNERSHIP INTERESTS
Common stock, no par value, 2,500 shares
          authorized, 1,000 shares issued............................           682,500                     --              682,500
General partner interest.............................................                --                675,000                   --
Limited partners' interests..........................................                --             73,392,691                   --
Deficit accumulated during development stage.........................          (295,816)           (28,614,575)            (295,816)
                                                                          --------------     ------------------    -----------------
Total stockholder's equity and partnership interests                            386,684             45,453,116              386,684
                                                                          -------------      -----------------     ----------------
Total liabilities, stockholder's equity and
          partnership interests......................................     $     392,822      $     296,375,780     $    296,374,620
                                                                          =============      =================     ================

                             See accompanying notes.

                                 BALANCE SHEETS
                          (DEVELOPMENT STAGE COMPANIES)

                                                                                            DECEMBER 31, 1998
                                                                       -------------------------------------------------------------
                                                                                                                    CONSOLIDATED
                                                                           RAS INC.             RAS L.P.              RAS INC.
                                                                       -----------------  ---------------------  -------------------
ASSETS
Current assets:
   Cash and cash equivalents........................................     $     3,968        $    117,884,859       $    117,888,827
   Restricted assets................................................               -               4,437,500              4,437,500
   Interest receivable..............................................               -                 150,961                150,961
   Related party receivable.........................................               -                   9,238                  4,110
   Other current assets.............................................               -                 771,790                771,790
                                                                         -----------        ----------------       ----------------
Total current assets................................................           3,968             123,254,348            123,253,188

Property and equipment:
   Land.............................................................               -              16,628,459             16,628,459
   Land improvements................................................               -                 628,986                628,986
   Construction in progress.........................................               -             125,586,536            125,586,536
   Furniture, fixtures and equipment................................               -               7,924,965              7,924,965
                                                                         -----------        ----------------       ----------------
                                                                                   -             150,768,946            150,768,946
   Accumulated depreciation.........................................               -                (416,451)              (416,451)
                                                                         -----------        ----------------       ----------------
                                                                                   -             150,352,495            150,352,495

Restricted assets...................................................               -               7,977,500              7,977,500
Debt issuance costs, net of accumulated amortization of $1,659,574..               -              11,520,334             11,520,334
Investment in The Resort at Summerlin, L.P..........................         547,829                       -                      -
Intangible assets...................................................               -                 519,333                519,333
Security deposits...................................................               -                 681,580                681,580
Preopening costs....................................................               -              10,610,858             10,610,858
                                                                         -----------        ----------------       ----------------
Total assets........................................................     $   551,797        $    304,916,448       $    304,915,288
                                                                         ===========        ================       ================

LIABILITIES
Current liabilities:
   Accounts payable.................................................     $         -        $      1,042,105       $      1,042,105
   Construction and preopening accounts payable.....................               -              17,513,949             17,513,949
   Interest payable.................................................               -               2,166,559              2,166,559
   Partner distribution payable.....................................               -                 237,592                237,592
   Related party payable............................................           6,138                 124,203                125,213
   Other current liabilities........................................               -                   2,500                  2,500
                                                                         -----------        ----------------       ----------------
Total current liabilities...........................................           6,138              21,086,908             21,087,918

Tenant security deposits payable....................................               -                  15,000                 15,000
Long-term debt, net of discount of $5,578,191.......................               -             207,261,809            207,261,809
Warrants redeemable for partnership interests.......................               -              15,202,121             15,202,121
                                                                         -----------        ----------------       ----------------
Total liabilities...................................................           6,138             243,565,838            243,566,848

Limited partners' interests.........................................               -                       -             60,802,781


STOCKHOLDER'S EQUITY AND PARTNERSHIP INTERESTS
Common stock, no par value, 2,500 shares authorized,
   1,000 shares issued..............................................         682,500                       -                682,500
General partner interest............................................               -                 675,000                      -
Limited partners' interests.........................................               -              73,392,691                      -
Deficit accumulated during development stage........................        (136,841)            (12,717,081)              (136,841)

                                                                         -----------        ----------------       ----------------
Total stockholder's equity and partnership interests................         545,659              61,350,610                545,659
                                                                         -----------        ----------------       ----------------
Total liabilities, stockholder's equity and partnership
  interests.........................................................     $   551,797        $    304,916,448       $    304,915,288
                                                                         ===========        ================       ================

                             See accompanying notes.

                            STATEMENTS OF OPERATIONS
                          (DEVELOPMENT STAGE COMPANIES)
                                   (UNAUDITED)

                                                                                       QUARTER ENDED MARCH 31, 1999
                                                                       -------------------------------------------------------------
                                                                                                                    CONSOLIDATED
                                                                           RAS INC.             RAS L.P.              RAS INC.
                                                                       -----------------  ---------------------  -------------------
Revenues..........................................................        $        --        $            --       $            --

Costs and expenses:
          Equity in loss of The Resort at Summerlin, L.P..........            158,975                     --                    --
          General and administrative..............................                 --                456,873               456,873
          Depreciation and amortization...........................                 --                616,389               616,389
          Preopening expenses.....................................                 --              3,535,662             3,535,662
                                                                          -----------        ---------------       ---------------
                                                                              158,975              4,608,924             4,608,924

Other income (expense):
          Interest income.........................................                 --              1,306,007             1,306,007
          Interest expense, net of amounts capitalized:
                       Long-term debt.............................                 --             (1,099,165)           (1,099,165)
                       Accretion of warrant liability.............                 --               (884,554)             (884,554)
                                                                          -----------        ----------------      ----------------
                                                                                   --               (677,712)             (677,712)
                                                                          -----------        ----------------      ----------------
Loss before cumulative effect of
     change in accounting principle and
     limited partners' interest...................................           (158,975)            (5,286,636)           (5,286,636)

Cumulative effect of change in accounting principle...............                 --            (10,610,858)          (10,610,858)
                                                                          -----------        ---------------       ----------------
Loss before limited partners' interest............................                 --            (15,897,494)          (15,897,494)

Limited partners' interest........................................                 --                     --           (15,738,519)
                                                                          -----------        ---------------       ----------------
Net loss..........................................................        $  (158,975)       $   (15,897,494)      $      (158,975)
                                                                          ============       ================      ================

                             See accompanying notes.

                            STATEMENTS OF OPERATIONS
                          (DEVELOPMENT STAGE COMPANIES)
                                   (UNAUDITED)

                                                                                       QUARTER ENDED MARCH 31, 1998
                                                                       -------------------------------------------------------------
                                                                                                                    CONSOLIDATED
                                                                           RAS INC.             RAS L.P.              RAS INC.
                                                                       -----------------  ---------------------  -------------------
Revenues..........................................................        $        --        $            --        $            --

Costs and expenses:
          Equity in loss of The Resort at Summerlin, L.P..........             35,826                     --                     --
          General and administrative..............................                 --                153,404                153,404
          Depreciation and amortization...........................                 --                519,524                519,524
                                                                          -----------        ---------------        ---------------
                                                                               35,826                672,928                672,928

Other income (expense):
          Interest income.........................................                 --              2,571,648              2,571,648
          Interest expense, net of amounts capitalized:
                       Long-term debt.............................                 --             (4,011,671)            (4,011,671)
                       Accretion of warrant liability.............                 --             (1,469,678)            (1,469,678)
                                                                          -----------        ----------------       ----------------
                                                                                   --             (2,909,701)            (2,909,701)
                                                                          -----------        ----------------       ----------------
Loss before limited partners' interest............................            (35,826)            (3,582,629)            (3,582,629)

Limited partners' interest........................................                 --                     --             (3,546,803)
                                                                          -----------        ---------------             -----------
Net loss..........................................................        $   (35,826)       $    (3,582,629)       $       (35,826)
                                                                          ============       ================       ================

                             See accompanying notes.

                            STATEMENTS OF OPERATIONS
                          (DEVELOPMENT STAGE COMPANIES)
                                   (UNAUDITED)

                                                                                PERIOD FROM INCEPTION THROUGH MARCH 31, 1999
                                                                       -------------------------------------------------------------
                                                                                                                    CONSOLIDATED
                                                                           RAS INC.             RAS L.P.              RAS INC.
                                                                       -----------------  ---------------------  -------------------
Revenues..........................................................        $        --        $            --        $            --

Costs and expenses:
          Equity in loss of The Resort at Summerlin, L.P..........            286,146                     --                     --
          General and administrative..............................              9,670              1,811,939              1,821,609
          Depreciation and amortization...........................                 --              2,966,247              2,966,247
          Preopening expenses.....................................                 --              3,535,662              3,535,662
                                                                          -----------        ---------------        ---------------
                                                                              295,816              8,313,848              8,323,518

Other income (expense):

          Interest income.........................................                 --              9,047,238              9,047,238
          Interest expense, net of amounts capitalized:
                       Long-term debt.............................                 --            (12,533,524)           (12,533,524)
                       Accretion of warrant liability.............                 --             (6,203,583)            (6,203,583)
                                                                          -----------        ----------------       ----------------
                                                                                   --             (9,689,869)            (9,689,869)
                                                                          -----------        ----------------       ----------------
Loss before cumulative effect of
     change in accounting principle and
     limited partners' interest...................................           (295,816)           (18,003,717)           (18,013,387)

Cumulative effect of change in accounting principle...............                 --            (10,610,858)           (10,610,858)
                                                                          -----------        ---------------            -----------
Loss before limited partners' interest............................           (295,816)           (28,614,575)           (28,624,245)

Limited partners' interest........................................                 --                     --            (28,328,429)
                                                                          -----------        ---------------            ------------
Net loss..........................................................        $  (295,816)       $   (28,614,575)       $      (295,816)
                                                                          ============       ================       ================

                             See accompanying notes.

                            STATEMENTS OF CASH FLOWS
                          (DEVELOPMENT STAGE COMPANIES)
                                   (UNAUDITED)

                                                                                    QUARTER ENDED MARCH 31, 1999
                                                                    ----------------------------------------------------------------
                                                                                                                 CONSOLIDATED
                                                                        RAS INC.             RAS L.P.              RAS INC.
                                                                    -----------------  ---------------------  --------------------
OPERATING ACTIVITIES

Net loss........................................................      $    (158,975)    $     (15,897,494)     $        (158,975)
Adjustments to reconcile net loss to net cash used in
          operating activities:
          Cumulative effect of change in accounting principle...                 --            10,610,858             10,610,858
          Depreciation of property and equipment................                 --               112,860                112,860
          Amortization of debt discount and issuance costs......                 --               503,530                503,530
          Accretion of warrant liability, net of amounts
               capitalized......................................                 --               554,853                554,853
          Equity in loss of The Resort at
                Summerlin, L.P..................................            158,975                    --                     --
          Limited partners' interest............................                 --                    --            (15,738,519)
          Changes in operating assets and liabilities:
               Interest receivable..............................                 --              (149,763)              (149,763)
               Other assets.....................................                                  (67,991)               (67,991)
               Related party receivable and payable.............                 --               (81,594)               (81,594)
               Interest payable.................................                 --               555,030                555,030
                                                                      -------------     -----------------      -----------------
Net cash provided by operating activities.......................                 --            (3,859,711)            (3,859,711)

INVESTING ACTIVITIES

Capital expenditures............................................                 --           (51,000,615)           (51,000,615)
Interest capitalized into construction in progress..............                 --            (2,760,241)            (2,760,241)
Increase in construction and preopening payables................                 --             2,691,569              2,691,569
Investment in licensing costs and other intangible
          assets................................................                 --               (80,030)               (80,030)
                                                                      -------------     ------------------     ------------------
Net cash used in investing activities...........................                 --           (51,149,317)           (51,149,317)

FINANCING ACTIVITIES

Tenant security deposits payable................................                 --                30,000                 30,000
                                                                      -------------     -----------------      -----------------
Net cash provided by financing activities.......................                 --                30,000                 30,000
                                                                      -------------     -----------------      -----------------

Net change in cash and cash equivalents.........................                 --           (54,979,028)           (54,979,028)
Cash and cash equivalents at beginning of period................              3,968           117,884,859            117,888,827
                                                                      -------------     -----------------      -----------------
Cash and cash equivalents at end of period......................      $       3,968     $      62,905,831      $      62,909,799
                                                                      =============     =================      =================

                             See accompanying notes.

                            STATEMENTS OF CASH FLOWS
                          (DEVELOPMENT STAGE COMPANIES)
                                   (UNAUDITED)

                                                                                    QUARTER ENDED MARCH 31, 1998
                                                                    --------------------------------------------------------------
                                                                                                                 CONSOLIDATED
                                                                        RAS INC.             RAS L.P.              RAS INC.
                                                                    -----------------  ---------------------  --------------------
OPERATING ACTIVITIES
Net loss........................................................       $     (35,826)   $      (3,582,629)       $         (35,826)
Adjustments to reconcile net loss to net cash provided
          by  operating activities:
          Depreciation of property and equipment................                  --               57,194                   57,194
          Amortization of debt discount and issuance costs......                  --              462,330                  462,330
          Accretion of warrant liability, net of amounts
               capitalized......................................                  --            1,469,678                1,469,678
          Equity in loss of The Resort at
                Summerlin, L.P..................................              35,826                   --                       --
          Limited partners' interest............................                  --                   --               (3,546,803)
          Changes in operating assets and liabilities:
               Interest receivable..............................                  --           (2,132,138)              (2,132,138)
               Interest payable.................................                  --            3,815,168                3,815,168
                                                                       -------------    -----------------        -----------------
Net cash provided by operating activities.......................                  --               89,603                   89,603

INVESTING ACTIVITIES
Capital expenditures............................................                  --          (11,541,152)             (11,541,152)
Interest capitalized into construction in progress..............                  --              (25,997)                 (25,997)
Increase in construction and preopening payables................                  --            4,897,747                4,897,747
Preopening costs................................................                  --           (1,069,750)              (1,069,750)
Investment in licensing costs and other intangible
          assets................................................                  --              (88,333)                 (88,333)
                                                                       -------------    ------------------       -----------------
Net cash used in investing activities...........................                  --           (7,827,485)              (7,827,485)

FINANCING ACTIVITIES
Debt issuance costs.............................................                  --              107,952                  107,952
                                                                       -------------    -----------------        -----------------
Net cash provided by financing activities.......................                  --              107,952                  107,952
                                                                       -------------    -----------------        -----------------

    Net change in cash and cash equivalents.....................                  --           (7,629,930)              (7,629,930)
    Cash and cash equivalents at beginning of period............               3,968          175,487,660              175,491,628
                                                                          ----------    -----------------        -----------------
    Cash and cash equivalents at end of period..................          $    3,968      $   167,857,730           $  167,861,698
                                                                          ==========      ===============           ==============

                             See accompanying notes.

                            STATEMENTS OF CASH FLOWS
                          (DEVELOPMENT STAGE COMPANIES)
                                   (UNAUDITED)

                                                                              PERIOD FROM INCEPTION THROUGH MARCH 31, 1999
                                                                     ---------------------------------------------------------------
                                                                                                                  CONSOLIDATED
                                                                         RAS INC.             RAS L.P.              RAS INC.
                                                                     -----------------  ---------------------  ---------------------
OPERATING ACTIVITIES
Net loss........................................................       $    (295,816)     $     (28,614,575)     $        (295,816)
Adjustments to reconcile net loss to net cash used in
          operating activities:
          Preopening costs incurred and paid by an affiliate on
               behalf of RAS L.P.                                                 --              2,650,436              2,650,436
          Depreciation of property and equipment................                  --                529,311                529,311
          Amortization of debt discount and issuance costs......                  --              2,454,478              2,454,478
          Accretion of warrant liability, net of amounts
               capitalized......................................                  --              5,781,374              5,781,374
          Interest paid by issuance of Senior Subordinated
               Notes, net of amounts capitalized................                  --              6,377,361              6,377,361
          Equity in loss of The Resort at
                Summerlin, L.P..................................             286,146                     --                     --
          Limited partners' interest............................                  --                     --            (28,328,429)
          Changes in operating assets and liabilities:
               Interest receivable..............................                  --               (300,724)              (300,724)
               Other assets.....................................                                   (837,281)              (837,281)
               Related party receivable and payable.............               6,138                 33,371                 39,509
               Interest payable.................................                  --              2,222,539              2,222,539
                                                                       -------------      -----------------      -----------------
Net cash used in operating activities...........................              (3,532)            (9,703,710)            (9,707,242)

INVESTING ACTIVITIES
Capital expenditures............................................                  --           (189,315,315)          (189,315,315)
Interest capitalized into construction in progress..............                  --             (4,146,763)            (4,146,763)
Increase in construction and preopening payables................                  --             21,247,633             21,247,633
Security deposits...............................................                  --               (681,580)              (681,580)
Investment in The Resort at Summerlin, L.P.  ...................            (675,000)                    --                     --
Investment in option fee  ......................................                  --             (1,181,212)            (1,181,212)
Investment in licensing costs and other intangible
          assets................................................                  --               (599,363)              (599,363)
                                                                       -------------      ------------------     ------------------
Net cash used in investing activities...........................            (675,000)          (174,676,600)          (174,676,600)

FINANCING ACTIVITIES
Capital contributions...........................................             682,500                     --                682,500
Capital contributions from general partner  ....................                  --                675,000                     --
Capital contributions from limited partners ....................                  --             72,161,049             72,161,049
Issuance of First Mortgage Notes................................                  --            100,000,000            100,000,000
Issuance of Senior Subordinated Notes  .........................                  --            100,000,000            100,000,000
Debt issuance costs  ...........................................                  --            (13,179,908)           (13,179,908)
Tenant security deposits payable  ..............................                  --                 45,000                 45,000
Increase in restricted assets  .................................                  --            (12,415,000)           (12,415,000)
                                                                       -------------      ------------------     ------------------
Net cash provided by financing activities.......................             682,500            247,286,141            247,293,641
                                                                       -------------      -----------------      -----------------
Net change in cash and cash equivalents.........................               3,968             62,905,831             62,909,799
Cash and cash equivalents at beginning of period................                  --                     --                     --
                                                                       -------------      -----------------      -----------------
Cash and cash equivalents at end of period......................       $       3,968      $      62,905,831      $      62,909,799
                                                                       =============      =================      =================
Supplemental Information
Distribution of non-cash asset .................................      $           --           $1,181,202              $1,181,202
Interest paid  .................................................                  --            8,238,808               8,238,808
Interest capitalized in construction progress accrued
     in warrant liability, PIK notes and interest payable  .....                  --           14,568,183              14,568,183


                             See accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The Resort at Summerlin, Limited Partnership ("RAS L.P.") is majority owned by Swiss Casinos of America, Inc., formerly known as Seven Circle Gaming Corporation ("SCA"). RAS L.P. was formed on August 15, 1996 for the purpose of acquiring land and developing a resort casino in the Summerlin master planned community in Las Vegas, Nevada ("Summerlin"). The Resort at Summerlin, Inc. ("RAS Inc." and, together with RAS L.P., the "Companies") is a wholly owned subsidiary of SCA and serves as general partner of RAS L.P. Swiss Casinos Holding AG ("SCH") owns 83.0% of SCA and is a limited partner in RAS L.P. The ownership percentages in RAS L.P. of RAS Inc., SCA, SCH and unaffiliated investors are 1.00%, 75.58%, 16.70% and 6.72%, respectively. RAS L.P. allocates earnings and losses to the partners in accordance with these percentages.

RAS L.P. purchased 54.5 acres of land located in Summerlin, Nevada on which it is developing and plans to operate a resort facility (the "Resort Casino"), to include a casino, hotel, conference center, spa, restaurants and retail center. The land is zoned for gaming, and the Las Vegas City Council has granted the special use permit required to develop the proposed facility. On April 29, 1999, the Nevada Gaming Commission granted approvals of the various nonrestricted gaming licenses required for RAS L.P. to operate the casino. On May 10, 1999, RAS L.P. received approvals from the City of Las Vegas for the liquor, gaming and massage establishment licenses required to operate the Resort Casino.

The Companies are development stage companies as they are devoting substantially all of their efforts to develop the Resort Casino. The Companies have no current source of income and do not anticipate any material amounts of income until such time as the Resort Casino is operational. The Resort Casino is expected to open for business on June 29, 1999, at which time a substantial portion of the Resort Casino is expected to be complete.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies described in the Companies' December 31, 1998 audited consolidated financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999 and should be read in conjunction with the Notes to Consolidated Financial Statements which appear therein. The Consolidated Balance Sheet as of December 31, 1998 contained herein was derived from audited financial statements, but does not include all disclosures included in the December 31, 1998 audited consolidated financial statements and applicable under generally accepted accounting principles.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been included. The results for the 1999 interim periods reported upon are not necessarily indicative of expected results for the full year.

As prescribed by Statement of Position 78-9 of the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AccSEC"), Accounting for Investments in Real Estate Ventures, RAS Inc.'s indirect ownership in RAS L.P. through SCA and its direct 1.0% general partnership investment constitutes a controlling interest and is therefore considered a subsidiary requiring consolidation in the financial statements of RAS Inc. RAS Inc.'s sole business activity at this time is its 1.0% general partnership interest in RAS L.P. The consolidated RAS Inc. financial statements include the following adjusting entries:

- Elimination of RAS Inc.'s investment in RAS L.P.

- Reclassification of the 99.0% limited partnership interests in RAS L.P. to a minority interest within the balance sheet.

- Allocation of 99.0% of the net losses of RAS L.P. to the limited partners and the elimination of RAS Inc. equity interest in the losses of RAS L.P.

- Elimination of intercompany accounts payable and receivable.

In April 1998, AccSEC issued Statement of Position 98-5 entitled "Reporting on the Costs of Start-up Activities" ("SOP 98-5") which requires entities to expense costs of preopening activities as they are incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Accordingly, the Companies adopted SOP 98-5 in the quarter ended March 31, 1999. Upon adoption, the Companies reported the initial adoption as a cumulative effect of a change of accounting principle of $10.6 million and expensed subsequent preopening costs as incurred of $3.5 million.

2. CONSTRUCTION MANAGER DISPUTE

       In December 1997, RAS L.P. executed a Construction Management Agreement (the "Construction Contract") with J.A. Jones Construction ("Jones") for the construction of the Resort Casino for a guaranteed maximum price of $133 million. As a result of disputes which subsequently arose under the Construction Agreement with respect to the cost and timing of the completion of the Resort Casino, on December 22, 1998, the Companies and Jones entered into a Settlement Agreement (the "Settlement Agreement") concerning the Construction Contract.

       The Settlement Agreement provides (i) RAS L.P. will pay to Jones an additional $23 million (inclusive of $3 million previously budgeted for the completion of the Resort Casino), as set forth in the Construction Contract and including certain additional work; (ii) the Companies are not responsible for any additional project costs necessary to accomplish substantial completion of the Resort Casino on or before April 30, 1999 except as otherwise expressly set forth in the Settlement Agreement; (iii) Jones is solely responsible, and will indemnify the Companies, for all costs of substantial completion except as otherwise expressly provided in the Settlement Agreement; (iv) if substantial completion of the Resort Casino does not occur on or before April 30, 1999 (which it did not), all delay and other penalties provided for in the Construction Contract would commence as of April 30, 1999, and Jones is not entitled to any amounts for general conditions or any other payments of a similar nature from that date, unless certain savings specified in the Construction Contract are achieved; (v) for a bonus to Jones of up to $1 million provided that the Resort Casino is substantially completed on or before April 30, 1999 (which it was not), and that no bonus shall be paid if the Resort Casino is not substantially completed on or before April 30, 1999.

       In the Settlement Agreement, Jones represented that it had reviewed all of the construction documents and determined that the Resort Casino, including the second hotel, can be constructed "in a fashion and of a functionality, quality and level of aesthetics reasonably inferable from the architects' design to create a five-star rated property" and that Jones did not know of any reason that the Resort Casino could not be constructed as described in the Settlement Agreement or substantially completed on or before April 30, 1999 for the amount set forth in the Construction Contract as modified by the Settlement Agreement.

       Jones failed to achieve substantial completion of the Resort Casino by April 30, 1999. The Companies have advised Jones that it has breached the Construction Contract; RAS L.P. will invoke certain liquidated damages provisions as of May 1, 1999; and that the Companies reserve their rights to hold Jones liable for all damages which result from Jones' breach. Since the execution of the Settlement Agreement, Jones also has presented to RAS L.P. additional change orders for work totalling approximately $ 6.8 million. RAS L.P. has accepted $ 5.2 million, rejected $1.4 million and is continuing to review approximately $200,000 of these change orders. RAS L.P. has informed Jones that it believes certain of the rejected change orders are for construction subject to the terms of the Settlement Agreement that Jones is obligated to provide pursuant to the terms thereof and are not properly the subject of change orders. RAS L.P. also believes that it may possess legal rights against Jones and/or others with respect to certain of the change orders which it has accepted. RAS L.P. intends to examine thoroughly those rights and vigorously pursue those rights if in RAS L.P.'s best interests.

       Jones has denied the Companies' allegations of breach of the Construction Contract and with respect to the disputed change orders and informed the Companies that it will not perform any further change order work on the Resort Casino without agreeing on the cost and timing of completion. The Companies intend vigorously to pursue their rights under the Construction Contract as modified by the Settlement Agreement and as appropriate with respect to the disputed change orders in a manner consistent with achieving their overall business goal of the successful completion and opening of the Resort Casino. The Companies believe that, notwithstanding the dispute with Jones, the Resort Casino will be sufficiently complete to open to the public on June 29, 1999. Notwithstanding this dispute, the Companies and Jones are continuing to cooperate with respect to the completion of the Resort Casino. There can be no assurance as to the ultimate outcome of the dispute with Jones or the effect it may have on the Companies' ability to open the Resort Casino by June 29, 1999 or otherwise achieve successful operations of the Resort Casino at any time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the information contained in the financial statements, including the notes thereto included in this Form 10-Q.

FORWARD-LOOKING  STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-Q contains certain "forward-looking statements" which represent expectations or beliefs of the Companies, including, but not limited to, statements concerning (i) the completion and opening of the Resort Casino; and (ii) RAS L.P.'s operations, performance, financial condition and plans. Any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, including, but not limited to, those relating to development and construction activities; market fluctuations; gaming and other regulatory matters; the receipt of building permits and certificates of occupancy; the impact of internal and external problems caused by the Year 2000 computer problem; taxation; dependence on existing management; leverage and debt service (including sensitivity to fluctuations in interest rates); domestic or international economic conditions; changes in federal and state laws or the administration of such laws; and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions). Certain of these risks and uncertainties are beyond the Companies' control, and actual results may differ materially depending on a variety of important factors, including those described in this Form 10-Q.

DEVELOPMENT ACTIVITIES

RAS L.P. is constructing, and will own and operate, the Resort Casino, which will include two luxury hotel facilities, a casino, a spa and fitness center, and a retail, meeting and entertainment complex in Las Vegas, Nevada. The Resort Casino is expected to open for business on June 29, 1999, at which time a substantial portion of the Resort Casino is expected to be complete.

Construction projects of this nature entail significant risks and the anticipated costs and construction schedule are based upon budgets, conceptual design documents and schedule estimates. As construction progresses, there is always a possibility that delay claims and construction change orders may occur or that certificates of occupancy may not be obtained on a timely basis.

For a description of the ongoing dispute between the Companies and Jones with respect to the cost and timing of the completion of the Resort Casino, see Footnote 2 to the Financial Statements, "Construction Manager Dispute," included in this Form 10-Q.

RESULTS OF OPERATIONS

RAS L.P. was formed in Nevada in August 1996. RAS L.P. is in the development stage and, accordingly, has no significant operating results.

RAS L.P. incurred a net loss of $15.9 million for the quarter ended March 31, 1999 (the "1999 Quarter") and a net loss of $3.6 million for the quarter ended March 31, 1998 (the "1998 Quarter"). The most significant change between the 1999 Quarter and the 1998 Quarter is the treatment of preopening costs, including a $10.6 million charge to recognize the cumulative effect of change in accounting principle. Interest income declined as RAS L.P. expended its equity and debt proceeds for construction and preopening costs and, accordingly, had lower cash balances. Net interest expense declined from $5.5 million in the 1998 Quarter to $2.0 million in the 1999 Quarter because $6.3 million of interest was capitalized in the 1999 Quarter versus $1.0 million in the 1998 Quarter.

PREOPENING COSTS

Prior to 1999, it was RAS L.P.'s policy to capitalize development costs as incurred and charge such costs to expense at the commencement of operations. These costs include legal fees, personnel, travel, and other costs related to the development of the Resort Casino.

In April 1998, AccSEC issued SOP 98-5 entitled "Reporting on the Costs of Start-up Activities" which requires entities to expense costs of preopening activities as they are incurred. SOP 98-5 is effective for fiscal years beginning after

December 15, 1998. Accordingly, the Companies adopted SOP 98-5 in the quarter ended March 31, 1999. Upon adoption, the Companies reported the initial adoption as a cumulative effect of a change of accounting principle of $10.6 million and expensed subsequent preopening costs as incurred of $3.5 million.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, approximately $234.9 million of the estimated total project cost of $276.0 million (excluding leased items) had been expended or incurred to fund construction and development of the Resort Casino. Of the costs incurred, approximately $185.8 million represents land, construction in progress and furniture, fixtures and equipment, and the balance represents related development costs, financing costs and funds deposited into the interest escrow account for the Companies' First Mortgage Notes (the "Mortgage Notes") pursuant to the December 30, 1997 Credit Agreement (the "Credit Agreement").

The remaining construction and development costs for the Resort Casino are expected to be funded from a combination of (i) cash held in RAS L.P.'s bank accounts ($1.2 million at March 31, 1999), (ii) cash held in the Mortgage Notes proceeds account($60.9 million at March 31, 1999), and (iii) operating lease facilities for up to approximately $44.4 million.

Under the terms of the Credit Agreement and the December 31, 1997 Indenture (the "Indenture") with respect to the Companies' Senior Subordinated PIK Notes, RAS L.P. may obtain additional sources of liquidity, if necessary, including (i) up to $15.0 million of capital lease financing for furniture, fixtures and equipment, (ii) up to $5.0 million of unsecured debt, and (iii) operating lease financing.

On August 6, 1998, RAS L.P. executed commitments with a lease financing company for certain credit facilities. The facilities went into effect on December 21, 1998. In March 1999, RAS L.P. executed additional commitments with the same lease financing company and amended certain terms of the original credit facilities.

RAS L.P. obtained the following credit facilities in December 1998, as amended in March 1999:

  - Capital lease facility for up to approximately $15.0 million of general equipment, which may be converted to an operating lease facility;

  - Operating lease facility for up to approximately $13.1 million for gaming equipment, subsequently reduced to approximately $10.4 million; and

  - Unsecured credit facility for $5.0 million.

RAS L.P. executed commitments for the following credit facilities in March
1999:

  - Operating lease facility for up to approximately $15.0 million of hotel and casino furniture, fixtures and equipment; and

  - Operating lease facility for up to approximately $4.0 million for certain other equipment.

The operating lease facilities may be used to finance new gaming devices, related systems, vehicles and furniture, fixtures and equipment acceptable to the leasing company. The terms of the facilities are for 36 or 48 months at imputed interest rates of 11.0% to 15.0%. Maximum annual payments under the facilities will be approximately $14.4 million. RAS L.P. has been granted an option, upon expiration of the facilities, to (i) purchase not less than all of the equipment, by equipment category, at fair market value as determined by an independent appraiser, (ii) renew the facilities for 12 months, or (iii) return the equipment to the leasing company.

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

A commitment fee totaling $140,500 was paid on execution of the lease facility commitment on August 6, 1998. Upon closing the transaction on December 21, 1998, the fee was applied to the security deposit of the leases, and additional fees, rental payments and security deposits totaling $1,395,870 were paid. In addition to paying the first and last month's rental payments on each lease facility at closing, RAS L.P. must pay a $2.9 million general security deposit relating to the leases.

Based on management's most recent review of all project costs, management expects to utilize all or a portion of the leasing facilities prior to or after the opening of the Resort Casino and all or a portion of the unsecured credit facility after the opening of the Resort Casino. The funds provided by these sources are expected to be sufficient to develop, construct and commence operations of the Resort Casino assuming there are no significant delays or material cost or construction cost overruns.

Based on current cash balances and anticipated expenditures, management estimates a cash balance upon opening of $37.1 million, consisting of (i) $2.3 million for casino bankroll; (ii) $0.2 million for slot machine coin inventory;
(iii) $12.4 million of Mortgage Notes interest escrow; (iv) $14.3 million of general contractor retention, deferred general contractor fee and construction payables; (v) $2.4 million of advance guest deposits; (vi) $0.5 million of preopening payables and (vii) $5.0 million of general project costs and operating shortfall reserves. Any significant delays or project cost overruns would have a material adverse impact on RAS L.P.'s cash balance upon opening.

Beginning with the anticipated opening of the Resort Casino on June 29, 1999, RAS L.P. expects to fund its operations, capital requirements and debt service from (i) operating cash flow; (ii) a forecasted cash balance upon opening of $37.1 million; (iii) any remaining sale leaseback financing allowed under the Credit Agreement and the Indenture; and (iv) the unsecured $5.0 million credit facility. Such financing is subject to certain conditions, including completion of the Resort Casino. Management believes that forecasted cash balances, forecasted operating cash flow and additional borrowings allowed under the Credit Agreement and the Indenture will provide RAS L.P. with sufficient resources to meet its existing debt obligations and foreseeable capital expenditure requirements. Certain occurrences may prevent RAS L.P. from achieving an adequate level of resources, including, but not limited to (i) failure to obtain the necessary certificates of occupancy on a timely basis;
(ii) significant construction delays or project cost overruns; and (iii) failure to achieve expected operating results.

RAS L.P. may seek, if necessary, to the extent permitted under the Credit Agreement and the Indenture, additional financing through additional bank borrowings or debt, equity or lease financing. There can be no assurance that additional financing, if needed, will be available to RAS L.P. and, if available, that the financing will be on favorable terms. Finally, there can be no assurance that new business developments or other unforeseen events will not occur resulting in the need to raise additional funds.

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

Based on recent assessments, RAS L.P. believes that its systems are Year 2000 compliant and will properly recognize dates beyond December 31, 1999. Given that RAS L.P. is a relatively new entity and significant systems were not implemented until 1997, management was able to select and implement systems which had previously been certified as Year 2000 compliant.

RAS L.P. is in the process of contacting its significant suppliers and subcontractors that do not share information systems with RAS L.P. (external agents) as to their Year 2000 compliance. To date, RAS L.P. is not aware of any external agent with a Year 2000 issue that would materially impact RAS L.P.'s results of operations, liquidity, or capital resources. However, RAS L.P. has no means of ensuring that external agents will be Year 2000 compliant. The inability of external agents to complete their Year 2000 compliance in a timely fashion could materially adversely impact RAS L.P. The effect of non-compliance by external agents is not determinable. Possible Year 2000 related problems due to external agents could include loss of power or telephone service, supply shortages and flight cancellations.

In the event that RAS L.P. experiences Year 2000 difficulties with its systems or with significant external agents, RAS L.P. has contingency plans for certain critical applications and is working on such plans for others. Contingency plans generally consist of performing mission critical procedures manually or with substitute systems which are Year 2000 compliant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RAS L.P. is exposed to market risk in the form of fluctuations in interest rates and their potential impact upon the Mortgage Notes, which are variable-rate debt. Of the $100.0 million Mortgage Notes, $50.0 million are covered under a cap of 11.0% until March 31, 2000.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the opinion of management, with the exception of the dispute with Jones, the Companies are not engaged in any litigation or other legal dispute that could have a material adverse impact on the Companies. See Note 2 to the Financial Statements for a description of the dispute with Jones.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

On April 29, 1999, the Nevada Gaming Commission granted approvals of the various nonrestricted gaming licenses required for RAS L.P. to operate the casino. On May 10, 1999, RAS L.P. received approvals from the City of Las Vegas for the liquor, gaming and massage establishment licenses required to operate the Resort Casino.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a)           EXHIBITS
            2.1           December 22, 1997 Purchase Agreement.*

            3.1           Certificate of Limited Partnership of RAS L.P.*

            3.2           Agreement of Limited Partnership, as amended, of RAS L.P.*

            3.3           Articles of Incorporation of RAS Inc.*

            3.4           Bylaws of RAS Inc.*

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

           4.11           December 31, 1997 Global Note.*

           4.12           Form of Partnership Warrants.*

           4.13           Form of Corporate Warrants.*

           10.1           December 22, 1997 Construction Contract.*

           10.2           December 16, 1997 License Agreement.*

           10.3           December 29, 1997 Architect Agreement.*

           10.4           August 15, 1996 Development Declaration and Option to Repurchase.*

           10.5           August 15, 1996 Royalty Agreement.*

           10.6           December 22, 1997 Guaranty of Completion of J.A. Jones, Inc.*

           10.7           December 30, 1997 Credit Agreement.*

           10.8           December 30, 1997 Subordinated Notes Proceeds Agreement.*

           10.9           Golf Course Agreement.*

          10.10           January 13, 1998 Construction Management Contract.*

          10.11           December 22, 1998 Settlement Agreement.*

           27.1           Financial Data Schedule.**

           27.2           Financial Data Schedule.**

----------

*        Filed previously.
**       Filed herewith.

       (b)    REPORTS ON FORM 8-K

       The Companies filed a Form 8-K with the Securities and Exchange Commission on January 5, 1999 regarding the Settlement Agreement.

                                   Signatures

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                   The Resort at Summerlin, Limited
                                   Partnership (Registrant)


                                   By: The Resort at Summerlin, Inc., a
                                   Nevada corporation, its general partner

 Date: May 17, 1999                By: /s/ Brian McMullan
                                   ----------------------
                                   Brian McMullan
                                   Its: President and Chief Executive
                                   Officer (Principal Executive Officer)

 Date: May 17, 1999                By: /s/ John J. Tipton
                                   ----------------------
                                   John J. Tipton
                                   Its: Sr. Vice President, Chief
                                   Financial Officer and
                                   General Counsel, The
                                   Resort at Summerlin, Inc.,
                                   General Partner (Principal
                                   Financial Officer)

                                   The Resort at Summerlin, Inc.
                                   (Registrant)

 Date: May 17, 1999                By: /s/ Brian McMullan
                                   ----------------------
                                   Brian McMullan
                                   Its: President and Chief Executive
                                   Officer (Principal Executive Officer)

 Date: May 17, 1999                By: /s/ John J. Tipton
                                   ----------------------
                                   John J. Tipton
                                   Its: Sr. Vice President, Chief Financial
                                   Officer and General Counsel
                                   (Principal Financial Officer)