Form 10-Q
period 1999-06-30
RESORT AT SUMMERLIN INC; RESORT AT SUMMERLIN L P
filed 1999-08-16
CIK 1058872, 1058870

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One) [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


FOR THE TRANSITION PERIOD FROM           TO
                               ---------    -------------

COMMISSION FILE NUMBER 333-49691

                  THE RESORT AT SUMMERLIN, LIMITED PARTNERSHIP

                          THE RESORT AT SUMMERLIN, INC.

         --------------------------------------------------------------
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


         --------------------------------------------------------------
               (Address of principal executive offices, Zip Code)


                                 (702) 869-7000

         --------------------------------------------------------------
              (Registrants' telephone number, including area code)


         --------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                                                                                                JUNE 30, 1999
                                                                     --------------------------------------------------------------
                                                                                                                     CONSOLIDATED
                                                                        RAS INC.              RAS L.P.                 RAS INC.
                                                                     -------------       -----------------        -----------------
ASSETS
Current assets:
          Cash and cash equivalents................................  $       3,968       $      17,432,190         $     17,436,158
          Restricted assets........................................             --              10,375,611               10,375,611
          Amounts receivable for reimbursement of deposits.........             --              20,196,627               20,196,627
          Interest receivable......................................             --                  81,388                   81,388
          Related party receivable.................................             --                  11,975                    6,847
          Inventories..............................................             --                 170,524                  170,524
          Other current assets.....................................             --               1,483,501                1,483,501
                                                                     -------------       -----------------        -----------------
Total current assets...............................................          3,968              49,751,816               49,750,656
Property and equipment:
          Land.....................................................             --              16,628,459               16,628,459
          Land improvements........................................             --               1,444,428                1,444,428
          Construction in progress.................................             --             202,994,273              202,994,273
          Furniture, fixtures and equipment........................             --               6,639,937                6,639,937
                                                                     -------------       -----------------        -----------------
                                                                                --             227,707,097              227,707,097
          Accumulated depreciation.................................             --                (642,185)                (642,185)
                                                                     -------------       ------------------       ------------------
                                                                                --             227,064,912              227,064,912

Restricted assets..................................................             --               2,039,389                2,039,389
Debt issuance costs, net of accumulated amortization of $2,508,142.             --              11,371,766               11,371,766
Investment in The Resort at Summerlin, L.P.........................        313,874                      --                       --
Intangible assets..................................................             --                 646,913                  646,913
Security deposits..................................................             --               3,351,772                3,351,772
                                                                     -------------       -----------------        -----------------
Total assets.......................................................  $     317,842       $     294,226,568         $    294,225,408
                                                                     =============       =================         ================

LIABILITIES
Current liabilities:
          Accounts payable.........................................  $          --       $       1,988,763        $       1,988,763
          Construction and preopening payables.....................             --              17,008,999               17,008,999
          Interest payable.........................................             --               2,368,161                2,368,161
          Related party payable....................................          6,138                 189,031                  190,041
          Current portion of First Mortgage Notes..................             --               7,500,000                7,500,000
          Other current liabilities................................             --                  40,567                   40,567
                                                                     -------------       -----------------        -----------------
Total current liabilities..........................................          6,138              29,095,521               29,096,531

Tenant security deposits payable...................................             --                  80,000                   80,000
Long-term debt, net of discount of $5,416,873 and current portion..             --             207,253,127              207,253,127
Warrants redeemable for partnership interests......................             --              19,842,762               19,842,762
                                                                     -------------       -----------------        -----------------
Total liabilities..................................................          6,138             256,271,410              256,272,420

Limited partners' interests........................................             --                      --               37,641,284

STOCKHOLDER'S EQUITY AND PARTNERSHIP INTERESTS
Common stock, no par value, 2,500 shares
          authorized, 1,000 shares issued..........................        682,500                      --                  682,500
General partner interest...........................................             --                 675,000                       --
Limited partners' interests........................................             --              73,392,691                       --
Deficit accumulated during development stage.......................       (370,796)            (36,112,533)                (370,796)
                                                                     --------------      ------------------       ------------------
Total stockholder's equity and partnership interests                       311,704              37,955,158                  311,704
                                                                     -------------       -----------------        -----------------
Total liabilities, stockholder's equity and
          partnership interests....................................  $     317,842       $     294,226,568        $     294,225,408
                                                                     =============       =================        =================

SEE ACCOMPANYING NOTES.

                                 BALANCE SHEETS
                          (DEVELOPMENT STAGE COMPANIES)

                                                                                          DECEMBER 31, 1998
                                                                     --------------------------------------------------------------
                                                                                                                     CONSOLIDATED
                                                                        RAS INC.              RAS L.P.                 RAS INC.
                                                                     -------------       -----------------        -----------------
ASSETS
Current assets:
   Cash and cash equivalents.......................................  $       3,968       $    117,884,859         $    117,888,827
   Restricted assets...............................................              -              4,437,500                4,437,500
   Interest receivable.............................................              -                150,961                  150,961
   Related party receivable........................................              -                  9,238                    4,110
   Other current assets............................................              -                771,790                  771,790
                                                                     -------------       ----------------         ----------------
Total current assets...............................................          3,968            123,254,348              123,253,188

Property and equipment:
   Land............................................................              -             16,628,459               16,628,459
   Land improvements...............................................              -                628,986                  628,986
   Construction in progress........................................              -            125,586,536              125,586,536
   Furniture, fixtures and equipment...............................              -              7,924,965                7,924,965
                                                                     -------------       ----------------         ----------------
                                                                                 -            150,768,946              150,768,946
   Accumulated depreciation........................................              -               (416,451)                (416,451)
                                                                     -------------       ----------------         ----------------
                                                                                 -            150,352,495              150,352,495

Restricted assets..................................................              -              7,977,500                7,977,500
Debt issuance costs, net of accumulated amortization of $1,659,574.              -             11,520,334               11,520,334
Investment in The Resort at Summerlin, L.P.........................        547,829                      -                        -
Intangible assets..................................................              -                519,333                  519,333
Security deposits..................................................              -                681,580                  681,580
Preopening costs...................................................              -             10,610,858               10,610,858
                                                                     -------------       ----------------         ----------------
Total assets.......................................................  $     551,797       $    304,916,448         $    304,915,288
                                                                     =============       ================         ================

LIABILITIES
Current liabilities:
   Accounts payable................................................  $           -       $      1,042,105         $      1,042,105
   Construction and preopening accounts payable....................              -             17,513,949               17,513,949
   Interest payable................................................              -              2,166,559                2,166,559
   Partner distribution payable....................................              -                237,592                  237,592
   Related party payable...........................................          6,138                124,203                  125,213
   Other current liabilities.......................................              -                  2,500                    2,500
                                                                     -------------       ----------------         ----------------
Total current liabilities..........................................          6,138             21,086,908               21,087,918

Tenant security deposits payable...................................              -                 15,000                   15,000
Long-term debt, net of discount of $5,578,191......................              -            207,261,809              207,261,809
Warrants redeemable for partnership interests......................              -             15,202,121               15,202,121
                                                                     -------------       ----------------         ----------------
Total liabilities..................................................          6,138            243,565,838              243,566,848
Limited partners' interests........................................              -                      -               60,802,781

STOCKHOLDER'S EQUITY AND PARTNERSHIP INTERESTS
Common stock, no par value, 2,500 shares authorized,
  1,000 shares issued..............................................        682,500                      -                  682,500
General partner interest...........................................              -                675,000                        -
Limited partners' interests........................................              -             73,392,691                        -
Deficit accumulated during development stage.......................       (136,841)           (12,717,081)                (136,841)
                                                                     -------------       ----------------         ----------------

Total stockholder's equity and partnership interests...............        545,659             61,350,610                  545,659
                                                                     -------------       ----------------         ----------------
Total liabilities, stockholder's equity and partnership
  interests........................................................  $     551,797       $    304,916,448         $    304,915,288
                                                                     =============       ================         ================

SEE ACCOMPANYING NOTES.

                            STATEMENTS OF OPERATIONS
                          (DEVELOPMENT STAGE COMPANIES)
                                   (UNAUDITED)

                                                                                QUARTER ENDED JUNE 30, 1999
                                                                   --------------------------------------------------------
                                                                                                             CONSOLIDATED
                                                                      RAS INC.           RAS L.P.              RAS INC.
                                                                   -------------     ----------------      ----------------
Revenues......................................................     $          --     $             --      $             --

Costs and expenses:
          Equity in loss of The Resort at Summerlin, L.P......            74,980                   --                    --
          General and administrative..........................                --              518,325               518,325
          Depreciation and amortization.......................                --              619,248               619,248
          Preopening expenses.................................                --            5,333,365             5,333,365
                                                                   -------------     ----------------      ----------------
                                                                          74,980            6,470,938             6,470,938

Other income (expense):
          Interest income.....................................                --              529,648               529,648
          Interest expense, net of amounts capitalized:
                       Long-term debt.........................                --             (400,160)             (400,160)
                       Accretion of warrant liability.........                --             (156,508)             (156,508)
                                                                   -------------     -----------------     -----------------
                                                                              --              (27,020)              (27,020)
                                                                   -------------     -----------------     -----------------
Loss before limited partners' interest........................           (74,980)          (6,497,958)           (6,497,958)

Limited partners' interest....................................                --                   --             6,422,978
                                                                   -------------     ----------------      ----------------
Net loss......................................................     $     (74,980)    $     (6,497,958)     $        (74,980)
                                                                   ==============    =================     =================

SEE ACCOMPANYING NOTES.

                            STATEMENTS OF OPERATIONS
                          (DEVELOPMENT STAGE COMPANIES)
                                   (UNAUDITED)

                                                                                QUARTER ENDED JUNE 30, 1998
                                                                   --------------------------------------------------------
                                                                                                             CONSOLIDATED
                                                                      RAS INC.           RAS L.P.              RAS INC.
                                                                   -------------     ----------------      ----------------
Revenues......................................................     $        --       $            --       $            --

Costs and expenses:
          Equity in loss of The Resort at Summerlin, L.P......          39,640                    --                    --
          General and administrative..........................              --               134,079               134,079
          Depreciation and amortization.......................              --               535,640               535,640
                                                                   -----------       ---------------       ---------------
                                                                        39,640               669,719               669,719

Other income (expense):
          Interest income.....................................              --             2,178,304             2,178,304
          Interest expense, net of amounts capitalized:
                       Long-term debt.........................              --            (3,455,257)           (3,455,257)
                       Accretion of warrant liability.........              --            (2,017,365)           (2,017,365)
                                                                   -----------       ----------------      ----------------
                                                                            --            (3,294,318)           (3,294,318)
                                                                   -----------       ----------------      ----------------
Loss before limited partners' interest........................         (39,640)           (3,964,037)           (3,964,037)

Limited partners' interest....................................              --                    --             3,924,397
                                                                   -----------       ---------------       ---------------
Net loss......................................................     $   (39,640)      $    (3,964,037)      $       (39,640)
                                                                   ============      ================      ================

SEE ACCOMPANYING NOTES.

                            STATEMENTS OF OPERATIONS
                          (DEVELOPMENT STAGE COMPANIES)
                                   (UNAUDITED)

                                                                                 SIX MONTHS ENDED JUNE 30, 1999
                                                                 ------------------------------------------------------------
                                                                                                             CONSOLIDATED
                                                                      RAS INC.           RAS L.P.              RAS INC.
                                                                 ----------------- --------------------- --------------------
Revenues......................................................     $          --     $             --      $             --

Costs and expenses:
          Equity in loss of The Resort at Summerlin, L.P.  ...           233,955                   --                    --
          General and administrative..........................                --            1,975,198             1,975,198
          Depreciation and amortization.......................                --            1,235,637             1,235,637
          Preopening expenses.................................                --            8,869,027             8,869,027
                                                                   -------------     ----------------      ----------------
                                                                         233,955           12,079,862            12,079,862

Other income (expense):
          Interest income.....................................                --            1,835,655             1,835,655
          Interest expense, net of amounts capitalized:
                       Long-term debt.........................                --           (1,499,325)           (1,499,325)
                       Accretion of warrant liability.........                --           (1,041,062)           (1,041,062)
                                                                   -------------     -----------------     -----------------
                                                                              --             (704,732)             (704,732)
                                                                   -------------     -----------------     -----------------
Loss before cumulative effect of
     change in accounting principle and
     limited partners' interest...............................          (233,955)         (12,784,594)          (12,784,594)

Cumulative effect of change in accounting principle...........                --          (10,610,858)          (10,610,858)
                                                                   -------------     -----------------     -----------------
Loss before limited partners' interest........................                --          (23,395,452)          (23,395,452)

Limited partners' interest....................................                --                   --            23,161,497
                                                                   -------------     ----------------      ----------------
Net loss......................................................     $    (233,955)    $    (23,395,452)     $       (233,955)
                                                                   ==============    =================     =================

SEE ACCOMPANYING NOTES.

                            STATEMENTS OF OPERATIONS
                          (DEVELOPMENT STAGE COMPANIES)
                                   (UNAUDITED)

                                                                                 SIX MONTHS ENDED JUNE 30, 1998
                                                                 ------------------------------------------------------------
                                                                                                             CONSOLIDATED
                                                                      RAS INC.           RAS L.P.              RAS INC.
                                                                 ----------------- --------------------- --------------------
Revenues......................................................     $        --       $            --       $            --

Costs and expenses:
          Equity in loss of The Resort at Summerlin, L.P......          75,466                    --                    --
          General and administrative..........................              --               287,483               287,483
          Depreciation and amortization.......................              --             1,055,164             1,055,164
                                                                   -----------       ---------------       ---------------
                                                                        75,466             1,342,647             1,342,647

Other income (expense):
          Interest income.....................................              --             4,749,952             4,749,952
          Interest expense, net of amounts capitalized:
                       Long-term debt.........................              --            (7,466,928)           (7,466,928)
                       Accretion of warrant liability.........              --            (3,487,043)           (3,487,043)
                                                                   -----------       ----------------      ----------------
                                                                            --            (6,204,019)           (6,204,019)
                                                                   -----------       ----------------      ----------------
Loss before limited partners' interest........................         (75,466)           (7,546,666)           (7,546,666)

Limited partners' interest....................................              --                    --             7,471,200
                                                                   -----------       ---------------       ---------------
Net loss......................................................     $   (75,466)      $    (7,546,666)      $       (75,466)
                                                                   ============      ================      ================

SEE ACCOMPANYING NOTES.

                            STATEMENTS OF OPERATIONS
                          (DEVELOPMENT STAGE COMPANIES)
                                   (UNAUDITED)

                                                                         PERIOD FROM INCEPTION THROUGH JUNE 30, 1999
                                                                   --------------------------------------------------------
                                                                                                            CONSOLIDATED
                                                                      RAS INC.           RAS L.P.              RAS INC.
                                                                   -------------     ----------------      ----------------
Revenues......................................................     $          --     $             --      $             --

Costs and expenses:
          Equity in loss of The Resort at Summerlin, L.P......           361,126                   --                    --
          General and administrative..........................             9,670            3,330,264             3,330,264
          Depreciation and amortization.......................                --            3,585,495             3,585,495
          Preopening expenses.................................                --            8,869,027             8,869,027
                                                                   -------------     ----------------      ----------------
                                                                         370,796           15,784,786            15,784,786

Other income (expense):

          Interest income.....................................                --            9,576,886             9,576,886
          Interest expense, net of amounts capitalized:
                       Long-term debt.........................                --          (12,933,684)          (12,933,684)
                       Accretion of warrant liability.........                --           (6,360,091)           (6,360,091)
                                                                   -------------     -----------------     -----------------
                                                                              --           (9,716,889)           (9,716,889)
                                                                   -------------     -----------------     -----------------
Loss before cumulative effect of
     change in accounting principle and
     limited partners' interest...............................          (370,796)         (25,501,675)          (25,501,675)

Cumulative effect of change in accounting principle...........                --          (10,610,858)          (10,610,858)
                                                                   -------------     -----------------     -----------------
Loss before limited partners' interest........................          (370,796)         (36,112,533)          (36,112,533)

Limited partners' interest....................................                --                   --            35,741,737
                                                                   -------------     ----------------      ----------------
Net loss......................................................     $    (370,796)    $    (36,112,533)     $       (370,796)
                                                                   ==============    =================     =================

SEE ACCOMPANYING NOTES.

                            STATEMENTS OF CASH FLOWS
                          (DEVELOPMENT STAGE COMPANIES)
                                   (UNAUDITED)

                                                                                      SIX MONTHS ENDED JUNE 30, 1999
                                                                            -------------------------------------------------------
                                                                                                                   CONSOLIDATED
                                                                               RAS INC.          RAS L.P.            RAS INC.
                                                                            --------------   -----------------   ------------------
    OPERATING ACTIVITIES

    Net loss.............................................................    $    (233,955)  $     (23,395,452)  $        (233,955)
    Adjustments to reconcile net loss to net cash used in
              operating activities:
              Cumulative effect of change in accounting principle........               --          10,610,858          10,610,858
              Depreciation of property and equipment.....................               --             225,734             225,734
              Amortization of debt discount and issuance costs...........               --           1,009,886           1,009,886
              Accretion of warrant liability, net of amounts capitalized.               --             712,037             712,037
              Equity in loss of The Resort at Summerlin, L.P.............          233,955                  --                  --
              Limited partners' interest.................................               --                  --         (23,161,497)
              Changes in operating assets and liabilities:
                   Interest receivable...................................               --              69,573              69,573
                   Inventories...........................................                             (170,524)           (170,524)
                   Other assets..........................................                             (673,644)           (673,644)
                   Related party receivable and payable..................               --              62,091              62,091
                   Interest payable......................................               --           1,018,508           1,018,508
                                                                             -------------   -----------------   -----------------
    Net cash used in operating activities................................               --         (10,530,933)        (10,530,933)

    INVESTING ACTIVITIES

    Capital expenditures.................................................               --         (62,923,451)        (62,923,451)
    Deposits paid on furniture, fixtures and equipment...................               --         (20,196,627)        (20,196,627)
    Interest capitalized into construction in progress...................               --          (3,573,003)         (3,573,003)
    Increase in construction and preopening payables.....................               --             441,709             441,709
    Increase in security deposits........................................               --          (2,670,192)         (2,670,192)
    Investment in licensing costs and other intangible assets............               --            (127,580)           (127,580)
                                                                             -------------   ------------------  ------------------
    Net cash used in investing activities................................               --         (89,049,144)        (89,049,144)

    FINANCING ACTIVITIES

    Tax allowance distribution to minority partners......................               --            (237,592)           (237,592)
    Debt issuance costs..................................................               --            (700,000)           (700,000)
    Tenant security deposits payable.....................................               --              65,000              65,000
                                                                             -------------   -----------------   -----------------
    Net cash used in financing activities................................               --            (872,592)           (872,592)
                                                                             -------------   ------------------  ------------------

    Net change in cash and cash equivalents..............................               --        (100,452,669)       (100,452,669)
    Cash and cash equivalents at beginning of period.....................            3,968         117,884,859         117,888,827
                                                                             -------------   -----------------   -----------------
    Cash and cash equivalents at end of period...........................    $       3,968   $      17,432,190   $      17,436,158
                                                                             =============   =================   =================


Supplemental Information:
            Interest paid                                                  $-                    $4,378,244          $4,378,244
            Interest capitalized into construction in progress
            from warrant accretion, pay-in-kind notes
            and interest payable                                           -                     10,441,697          10,441,697

SEE ACCOMPANYING NOTES.

                            STATEMENTS OF CASH FLOWS
                          (DEVELOPMENT STAGE COMPANIES)
                                   (UNAUDITED)

                                                                                      SIX MONTHS ENDED JUNE 30, 1998
                                                                         ---------------------------------------------------------
                                                                                                                  CONSOLIDATED
                                                                            RAS INC.          RAS L.P.              RAS INC.
                                                                         --------------   -----------------     ------------------
    OPERATING ACTIVITIES

    Net loss........................................................          ($75,466)          ($7,546,666)             ($75,466)
    Adjustments to reconcile net loss to net cash provided
              by (used in) operating activities:
              Depreciation of property and equipment................                --               181,837               181,837
              Amortization of debt discount and issuance costs......                --               873,327               873,327
              Accretion of warrant liability, net of amounts
                       capitalized..................................                --             3,555,940             3,555,940
              Interest paid by issuance of Senior Subordinated
                       Notes, net of amounts capitalized............                --             4,588,433             4,588,433
              Equity in loss of The Resort at Summerlin, L.P........            75,466                    --                    --
              Limited partners' interest............................                --                    --            (7,471,200)
              Changes in operating assets and liabilities
                   Related party receivable.........................            (2,700)                   --                (2,700)
                   Interest payable.................................                --             1,439,845             1,439,845
                   Interest receivable..............................                --              (193,200)             (193,200)
                                                                          ------------    ------------------    ------------------
    Net cash provided by (used in) operating activities..........               (2,700)            2,899,516             2,896,816

    INVESTING ACTIVITIES
    Capital expenditures............................................                --           (39,634,858)          (39,634,858)
    Interest capitalized into construction in progress..............                --              (374,893)             (374,893)
    Preopening costs................................................                --            (2,180,997)           (2,180,997)
    Increase in construction and preopening payables................                --            11,753,199            11,753,199
    Purchases of investments........................................                --           (87,508,503)          (87,508,503)
    Investment in licensing costs and other intangible assets.......                --               (88,333)              (88,333)
                                                                          ------------    ------------------    ------------------
    Net cash used in investing activities...........................                --          (118,034,385)         (118,034,385)

    FINANCING ACTIVITIES
    Debt issuance costs.............................................                --              (250,095)             (250,095)
                                                                          ------------    ------------------    ------------------
    Net cash used in financing activities...........................                --              (250,095)             (250,095)
                                                                          ------------    ------------------    ------------------

    Net change in cash and cash equivalents.........................            (2,700)         (115,384,964)         (115,387,664)
    Cash and cash equivalents at beginning of period................             3,968           175,487,660           175,491,628
                                                                          ------------    ------------------    ------------------
    Cash and cash equivalents at end of period......................      $      1,268    $       60,102,696    $       60,103,964
                                                                          ============    ==================    ==================

Supplemental Information:
            Interest paid                                             $ -                         $1,633,646            $1,633,646
            Interest capitalized into construction in progress
            from warrant accretion, pay-in-kind notes
            and interest payable                                      -                           2,870,917             2,870,917

See accompanying notes.

                            STATEMENTS OF CASH FLOWS
                          (DEVELOPMENT STAGE COMPANIES)
                                   (UNAUDITED)

                                                                               PERIOD FROM INCEPTION THROUGH JUNE 30, 1999
                                                                         --------------------------------------------------------
                                                                                                                  CONSOLIDATED
                                                                           RAS INC.           RAS L.P.              RAS INC.
                                                                         -------------   ------------------    ------------------
OPERATING ACTIVITIES

Net loss..............................................................   $    (370,796)  $      (36,112,533)   $         (370,796)
Adjustments to reconcile net loss to net cash used in
          operating activities:
          Preopening costs incurred and paid by an affiliate on
            behalf of The Resort at Summerlin, L.P....................              --            2,650,436             2,650,436
          Depreciation of property and equipment......................              --              642,185               642,185
          Amortization of debt discount and issuance costs............              --            2,960,834             2,960,834
          Accretion of warrant liability, net of amounts capitalized..              --            5,876,842             5,876,842
          Interest paid by issuance of Senior Subordinated
               Notes, net of amounts capitalized......................              --            5,714,819             5,714,819
          Equity in loss of The Resort at Summerlin, L.P..............         361,126                   --                    --
          Limited partners' interest..................................              --                   --           (35,751,407)
          Changes in operating assets and liabilities:
               Interest receivable....................................              --              (81,388)              (81,388)
               Inventories............................................              --             (170,524)             (170,524)
               Other assets...........................................              --           (1,442,934)           (1,442,934)
               Related party receivable and payable...................           6,138              177,056               183,194
               Interest payable.......................................              --            3,435,589             3,435,589
                                                                         -------------   ------------------    ------------------
Net cash used in operating activities.................................          (3,532)         (16,349,618)          (16,353,150)

INVESTING ACTIVITIES

Capital expenditures..................................................              --         (201,238,151)         (201,238,151)
Deposits paid on furniture, fixtures and equipment....................              --          (20,196,627)          (20,196,627)
Interest capitalized into construction in progress....................              --           (4,984,838)           (4,984,838)
Increase in construction and preopening payables......................              --           18,997,772            18,997,772
Investment in The Resort at Summerlin, L.P............................        (675,000)                  --                    --
Investment in option fee..............................................              --           (1,181,212)           (1,181,212)
Increase in security deposits.........................................              --           (3,351,772)           (3,351,772)
Investment in licensing costs and other intangible assets.............              --             (646,913)             (646,913)
                                                                         -------------   -------------------   -------------------
Net cash used in investing activities.................................        (675,000)        (212,601,741)         (212,601,741)

FINANCING ACTIVITIES

Capital contributions.................................................         682,500                   --               682,500
Capital contributions from general partner............................              --              675,000                    --
Capital contributions from limited partners...........................              --           72,161,049            72,161,049
Issuance of First Mortgage Notes......................................              --          100,000,000           100,000,000
Issuance of Senior Subordinated Notes.................................              --          100,000,000           100,000,000
Debt issuance costs...................................................              --          (13,879,908)          (13,879,908)
Tenant security deposits payable......................................              --               80,000                80,000
Tax allowance distribution to minority partners.......................              --             (237,592)             (237,592)
Increase in restricted assets.........................................              --          (12,415,000)          (12,415,000)
                                                                         -------------   -------------------   -------------------
Net cash provided by financing activities.............................         682,500          246,383,549           246,391,049
                                                                         -------------   ------------------    ------------------

Net change in cash and cash equivalents...............................           3,968           17,432,190            17,436,158
Cash and cash equivalents at beginning of period......................              --                   --                    --
                                                                         -------------   ------------------    ------------------
Cash and cash equivalents at end of period............................   $       3,968   $       17,432,190    $       17,436,158
                                                                         =============   ==================    ==================

Supplemental Information
Distribution of non-cash asset........................................   $          --   $        1,181,202    $        1,181,202
Interest paid.........................................................              --            8,982,975             8,982,975
Interest capitalized into construction in progress from warrant
accretion, pay-in-kind notes and interest payable.....................              --           21,484,108            21,484,108

SEE ACCOMPANYING NOTES.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The Resort at Summerlin, Limited Partnership ("RAS L.P.") is majority owned by Swiss Casinos of America, Inc. ("SCA"). RAS L.P. was formed on August 15, 1996 for the purpose of acquiring land and developing and operating a resort casino in the Summerlin master planned community in Las Vegas, Nevada ("Summerlin"). The Resort at Summerlin, Inc. ("RAS Inc." and, together with RAS L.P., the "Companies") is a wholly owned subsidiary of SCA and serves as general partner of RAS L.P. Swiss Casinos Holding AG ("SCH") owns 83.0% of SCA and is a limited partner in RAS L.P. The ownership percentages in RAS L.P. are as follows:

          RAS, Inc.                             1.00%
          SCA                                  75.58%
          SCH                                  16.70%
          Unaffiliated investors                6.72%

RAS L.P. allocates earnings and losses to the partners in accordance with these percentages.

RAS L.P. owns and operates a resort facility (the "Resort Casino"), which, when completed, will include a casino, hotel, conference center, spa, restaurants and retail center. A portion of the Resort Casino, including the casino, opened on July 15, 1999. The remainder of the Resort Casino is expected to open in phases through October 25, 1999.

As of June 30, 1999, the Companies were development stage companies as they were devoting substantially all of their efforts to develop the Resort Casino. The Companies had no source of income until the partial opening of the Resort Casino on July 15, 1999.

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

The Companies have made certain reclassifications to the financial statements for the three and six month periods ending June 30, 1998 to conform to the financial statement presentation for the three and six month periods ending June 30, 1999. These reclassifications have no effect on net income.

As prescribed by Statement of Position 78-9 of the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AccSEC"), Accounting for Investments in Real Estate Ventures, RAS Inc.'s indirect ownership in RAS L.P. through SCA and its direct 1.0% general partnership investment constitutes a controlling interest. Therefore, RAS L.P. is considered a subsidiary requiring consolidation in the financial statements of RAS Inc. RAS Inc.'s sole business activity at this time is its 1.0% general partnership interest in RAS L.P. The consolidated RAS Inc. financial statements include the following adjusting entries:

- Elimination of RAS Inc.'s investment in RAS L.P.

- Reclassification of the 99.0% limited partnership interests in RAS L.P. to a minority interest within the balance sheet.

- Allocation of 99.0% of the net losses of RAS L.P. to the limited partners and the elimination of RAS Inc.'s equity interest in the losses of RAS L.P.

- Elimination of intercompany accounts payable and receivable.

In April 1998, AccSEC issued Statement of Position 98-5 entitled "Reporting on the Costs of Start-up Activities" ("SOP 98-5") which requires entities to expense costs of preopening activities as they are incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Accordingly, the Companies adopted SOP 98-5 on January 1, 1999. Upon adoption, the Companies reported the initial adoption as a cumulative effect of a change of accounting principle of $10.6 million and expensed subsequent preopening costs as incurred of $8.9 million for the six months ended June 30, 1999.

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

       Jones failed to achieve substantial completion of the Resort Casino by April 30, 1999. The Companies have advised Jones that it has breached the Construction Contract; RAS L.P. has invoked certain liquidated damages provisions as of May 1, 1999; and the Companies have reserved their rights to hold Jones liable for all damages which result from Jones' breach. Since the execution of the Settlement Agreement, Jones also has presented to RAS L.P. additional change orders for work totaling approximately $15.4 million. RAS L.P. has accepted $8.5 million, has rejected $3.8 million and is performing further review of $3.1 million. RAS L.P. has informed Jones that it believes certain of the rejected change orders are for construction subject to the terms of the Settlement Agreement that Jones is obligated to provide pursuant to the terms thereof and are not properly the subject of change orders. RAS L.P. also believes that it may possess legal rights against Jones and/or others with respect to certain of the change orders which it has accepted, and RAS L.P. has acepted certain change orders only for the purpose of having work continue on the Resort Casino. RAS L.P. intends to examine thoroughly those rights and vigorously pursue those rights if in RAS L.P.'s best interests.

       Jones has denied the Companies' allegations of breach of the Construction Contract and disagrees with the Companies with respect to the disputed change orders; however, Jones continues to perform work on the Resort Casino. The Companies intend vigorously to pursue their rights under the Construction Contract as modified by the Settlement Agreement and as appropriate with respect to the disputed change orders in a manner consistent with achieving their overall business goal of the successful completion of the remainder of the Resort Casino. Notwithstanding this dispute, the Companies and Jones are continuing to cooperate with respect to the completion of the Resort Casino. There can be no assurance as to the ultimate outcome of the dispute with Jones or the Companies' ability to achieve successful operations of the Resort Casino at any time.

3. OPERATING LEASES

During the second quarter of 1999, the Companies closed on approximately $44.9 million of equipment operating leases. The Companies are using the operating lease facilities to finance new gaming devices, related systems, vehicles and furniture, fixtures and equipment. As of June 30, 1999, approximately $20.2 million was due from the leasing company to reimburse RAS L.P. for deposits paid by RAS L.P. to certain vendors. The terms of the facilities are for 36 or 48 months. Maximum annual payments under the facilities will be approximately $15.5 million. The Companies have been granted an option, upon expiration of the facilities, to (i) purchase not less than all of the equipment, by equipment category, at fair market value as determined by an independent appraiser, (ii) renew the facilities for 12 months, or (iii) return the equipment to the leasing company.

4. LONG-TERM DEBT

On June 15, 1999, the Companies issued $7,330,000 of Senior Subordinated PIK Notes due 2007 (the "Senior Subordinated Notes") to pay the interest due on that date. The total outstanding principal amount of Senior Subordinated Notes increased to $120,170,000 on June 15, 1999 from $112,840,000 as of December 31,
1998.

Debt outstanding as of June 30, 1999 includes the following:

          First Mortgage Notes                                   $100,000,000
          Senior Subordinated PIK Notes                           120,170,000
                                                                 -------------
                                                                  220,170,000
          Less unamortized original issue discount                 (5,416,873)
          Less current portion of First Mortgage Notes             (7,500,000)
                                                                 -------------
          Total long-term debt                                   $207,253,127
                                                                 =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the information contained in the financial statements, including the notes thereto included in this Form 10-Q.

FORWARD-LOOKING  STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-Q contains certain "forward-looking statements" which represent the Companies' expectations or beliefs, including, but not limited to, statements concerning (i) the completion and opening of the remaining components of the Resort Casino; and (ii) RAS L.P.'s operations, performance, financial condition and plans to obtain additional financing. Any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, including, but not limited to, those relating to development and construction activities; market fluctuations; gaming and other regulatory matters; the receipt of building permits and certificates of occupancy; the impact of internal and external problems caused by the Year 2000 computer problem; taxation; dependence on existing management; leverage and debt service (including sensitivity to fluctuations in interest rates); ability to realize the full value of current assets; ability to obtain additional financing; domestic or international economic conditions; changes in federal and state laws or the administration of such laws; and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions). Certain of these risks and uncertainties are beyond the Companies' control, and actual results may differ materially depending on a variety of important factors, including those described in this Form 10-Q.

DEVELOPMENT ACTIVITIES

A portion of the Resort Casino opened for business to the public on July 15, 1999. The components that opened on that date or subsequently include:

       - main casino floor containing approximately 1,200 slot machines and 33 tables;

       -      Ringside Bar race and sports book;

       -      Addison's entertainment bar;

       -      Round Bar;

       -      550-seat Upstairs Market buffet and outdoor terrace;

       -      200 rooms of the 286-room Regent Grand Spa hotel;

       -      3,000 square foot logo apparel and hotel gift shop;

       -      table games high limit area with seven tables;

       -      Regent Grand Spa Business Center; and

       -      Ceres fine dining restaurant and lounge.

The Companies anticipate that the following remaining components of the Resort Casino will open to the public prior to October 25, 1999:

       -      remaining rooms of the Regent Grand Spa;

       -      the slot machines high limit area;

       -      11-acre gardens, pool and hot tub complex, including the Waterside
              Cafe;

       - six restaurants and five shops comprising the Paseo de Vida market place;

       -      50,000 square foot conference center and grand ballroom;

       - Aquae Sulis, a 40,000 square foot destination spa with 36 treatment rooms; and

       - 255-room Regent Grand Palms hotel (excluding certain suites), including Parian, a fine dining restaurant, and Tazza's lounge.

The delay in the opening of the Resort Casino has had a significant negative impact on the Companies' operating results to date. The Companies believe that operating results will continue to be negatively impacted until the entire Resort Casino is open for business to the public. See "Liquidity and Capital Resources" below.

Since the December 22, 1998 Settlement Agreement, Jones has continued to file additional claims for change orders, general conditions and other amounts. (See Footnote 2 to the Financial Statements, "Construction Manager Dispute," included in this Form 10-Q.)

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

THREE-MONTH PERIODS ENDED JUNE 30, 1999 AND JUNE 30, 1998

RAS L.P. incurred a loss of $6.5 million for the three-month period ended June 30, 1999, versus $4.0 million for the three-month period ended June 30, 1998. The second quarter 1999 loss includes preopening expenses of $5.3 million, whereas no preopening expenses were recognized in the second quarter of 1998. This difference is due to a mandatory change in accounting principles. (See "Preopening Costs" below and Footnote 1 to the Financial Statements, "Significant Accounting Policies," included in this Form 10-Q.) Interest income declined approximately 76.0% in the second quarter of 1999, due to lower cash balances resulting from the expenditure of debt and equity proceeds for the construction and opening of the Resort Casino. Interest expense declined approximately 90.0% in the second quarter of 1999. Although more debt was outstanding in the second quarter of 1999 than in the second quarter of 1998, interest capitalized to construction in progress increased significantly in 1999 versus 1998.

                                                      Three Months Ended June 30, 1999      Three Months Ended June 30, 1998
Total interest expense, including accretion of
  warrant liability                                   $ 8,305,271                           $ 7,684,417
Interest capitalized to construction in progress       (7,748,603)                           (2,211,795)
                                                      ------------                          ------------
Net interest expense                                  $   556,668                           $ 5,472,622
                                                      ===========                           ===========

SIX-MONTH PERIODS ENDED JUNE 30, 1999 AND JUNE 30, 1998

RAS L.P. incurred a loss of $23.4 million in the six months ended June 30, 1999, versus $7.5 million for the six months ended June 30, 1998. The main cause of the increased loss is a mandatory change in accounting principles related to preopening expenses. (See "Preopening Costs" below and Footnote 1 to the Financial Statements,"Significant Accounting Policies," included in this Form 10-Q.) A total of $19.5 million of preopening expense was recognized in the six months ended June 30, 1999, including $8.9 million of current expenses and $10.6 million of preopening expenses incurred in previous years and recorded as the cumulative effect of a change in accounting principles. Interest income declined approximately 61.0% in the six months ended June 30, 1999 compared to the six months ended June 30, 1998, as cash balances were lower due to the expenditure of debt and equity proceeds for the construction and opening of the Resort Casino. Interest expense declined approximately 77.0% in the six months ended June 30, 1999 compared to the six months ended June 30, 1998. Although more debt was outstanding in 1999, interest capitalized to construction in progress increased significantly in 1999 versus 1998.

                                                      Six Months Ended June 30, 1999      Six Months Ended June 30, 1998
Total interest expense, including accretion of
  warrant liability                                    $16,554,087                          $14,199,781
Interest capitalized to construction in progress       (14,013,700)                          (3,245,810)
                                                      -------------                         -----------
Net interest expense                                   $ 2,540,387                          $10,953,971
                                                      ============                          ===========

PREOPENING COSTS

Prior to 1999, it was RAS L.P.'s policy to capitalize preopening expenses as incurred and charge such costs to expense at the commencement of operations. These costs include legal fees, personnel, travel, and other costs related to the development of the Resort Casino.

In April 1998, AccSEC issued SOP 98-5 entitled "Reporting on the Costs of Start-up Activities" which requires entities to expense costs of preopening activities as they are incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Accordingly, the Companies adopted SOP 98-5 on January 1, 1999. Upon adoption, the Companies reported the initial adoption as a cumulative effect of a change in accounting principle of $10.6 million and expensed subsequent preopening costs as incurred of $8.9 million for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Companies' capital requirements during the remainder of 1999 are expected to include (i) approximately $28.6 million for the completion of the Resort Casino including construction costs, costs related to the acquisition of furniture, fixtures and equipment and the payment of retention amounts due under the Construction Contract; (ii) interest payments on the First Mortgage Notes and Senior Subordinated Notes; and (iii) operating losses incurred prior to the completion of the remaining components of the Resort Casino. The

Companies intend to fund these capital requirements from available cash at June 30, 1999 including a portion of the Interest Escrow Account for the First Mortgage Notes; the anticipated net proceeds to the Company of operating lease facilities; and the proceeds of additional permitted borrowing. There can be no assurance that the Companies' available sources of capital will be sufficient to meet their presently foreseeable capital requirements. The Companies also are pursuing claims under their insurance policies for a portion of the interest expense incurred during the delay in completing the Resort Casino. The Companies are pursuing additional sources of capital including additional equity investments from both current investors and others; permitted borrowings and lease financing transactions. Such additional capital may be unavailable to the Companies on acceptable terms or at all and there can be no assurance that the Companies will be successful in obtaining the additional required capital. In the event that available sources of capital are inadequate to meet the Companies' capital needs for the remainder of 1999, any resulting shortfall may be material and adversely impact the ability of the Companies to continue operation of the Resort Casino and to meet the Companies' obligations with respect to the Senior Subordinated Notes and the First Mortgage Notes.

Under the terms of the December 30, 1997 Credit Agreement (the "Credit Agreement") with respect to the Companies' First Mortgage Notes and the December 31, 1997 Indenture (the "Indenture") with respect to the Companies' Senior Subordinated PIK Notes, the Companies may obtain additional sources of liquidity, if necessary, including up to $15.0 million of capital lease financing for furniture, fixtures and equipment, and operating lease financing.

To date, the Companies have closed on the following credit facilities with a lease financing company:

       - operating lease facility for up to $15.0 million of general equipment;

       - operating lease facility for up to approximately $10.9 million for gaming equipment;

       - operating lease facility for up to $15.0 million of hotel and casino furniture, fixtures and equipment;

       - operating lease facility for up to $4.0 million for certain other equipment; and

       -      unsecured credit facility for $5.0 million.

The Companies are using the operating lease facilities to finance new gaming devices, related systems, vehicles and furniture, fixtures and equipment acceptable to the leasing company. As of June 30, 1999, approximately $20.2 million was due from the leasing company to reimburse RAS L.P. for deposits paid by RAS L.P. to certain vendors. The terms of the facilities are for 36 or 48 months. Maximum annual payments under the facilities will be approximately $15.5 million. The Companies have been granted an option, upon expiration of the facilities, to (i) purchase not less than all of the equipment, by equipment category, at fair market value as determined by an independent appraiser, (ii) renew the facilities for 12 months, or (iii) return the equipment to the leasing company.

RAS L.P. borrowed $1.8 million of the $5.0 million unsecured credit facility on July 20, 1999. The loan is repayable over 24 months fully amortizing at an interest rate of 13.0%.

As of June 30, 1999, the Companies had $12.4 million in an interest escrow account. Subject to certain application procedures, the Companies can use these funds to pay the interest due on the First Mortgage Notes. On July 30, 1999, the Companies withdrew $2.3 million to make a quarterly interest payment.

The Companies' original goal was to open all of the Resort Casino by June 29, 1999. Several factors resulted in a delay and a partial opening on July 15, 1999, including (i) ongoing construction delays; (ii) the malfunction of a major piece of electrical equipment; (iii) longer than expected time frames for the fire and life safety testing and City of Las Vegas permitting process; and
(iv) a major city-wide flood on July 8, 1999. The delay in opening has had a significant negative impact on the Resort Casino's revenues. In addition to revenues lost from those areas not yet open, the casino and other open areas are suffering from lower than expected volumes of traffic due to the lack of dining, shopping, spa and entertainment options currently available at the Resort Casino. Although the Resort Casino has only been open one month, experience to date indicates that RAS L.P. will incur operating losses during the third quarter of 1999. The

Companies expect results to improve significantly during the fourth quarter of 1999 due to the completion of the other areas of the Resort Casino, the more attractive weather for golf and spa resort guests and the celebrations anticipated for New Year's Eve. However, such improvement in operating results is subject to the successful completion, marketing and operation of the Resort Casino.

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

Based on recent assessments, RAS L.P. believes that its systems, including information systems and embedded chips, are Year 2000 compliant and will properly recognize dates beyond December 31, 1999. Given that RAS L.P. is a relatively new entity and significant systems were not implemented until 1997, management was able to select and implement systems which had previously been certified as Year 2000 compliant. Although the costs of achieving Year 2000 compliance are difficult to estimate, management does not believe that they were material.

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

In the event that RAS L.P. experiences Year 2000 difficulties with its systems or with significant external agents, RAS L.P. has contingency plans for certain critical applications and is developing such plans for others. Contingency plans generally consist of performing mission critical procedures manually or with substitute systems which are Year 2000 compliant. The use of certain manual procedures and substitute systems would lower the level of service the Companies are able to offer their guests and may result in lost revenues and increased expenses.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

                   10.5      August 15, 1996 Royalty Agreement.*

                   10.6      December 22, 1997 Guaranty of Completion of J.A. Jones, Inc.*

                   10.7      December 30, 1997 Credit Agreement.*

                   10.8      December 30, 1997 Subordinated Notes Proceeds Agreement.*

                   10.9      Golf Course Agreement.*

                   1.10      January 13, 1998 Construction Management Contract.*

                   10.11     December 22, 1998 Settlement Agreement.*

                   10.12     Amendment Agreement dated July 6, 1999.**

                   27.1      Financial Data Schedule.**

                   27.2      Financial Data Schedule.**

----------

*      FILED PREVIOUSLY.

**     FILED HEREWITH.

(b)    REPORTS ON FORM 8-K

     Not applicable.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

       The Resort at Summerlin, Limited Partnership (Registrant)

       By: The Resort at Summerlin, Inc., a Nevada corporation, its general partner

       Date: August 16, 1999                By: /s/ Brian McMullan
                                            ----------------------
                                            Brian McMullan
                                            Its: President and Chief Executive
                                            Officer (Principal Executive Officer)

       Date: August 16, 1999                By: /s/ John J. Tipton
                                            ----------------------
                                            John J. Tipton
                                            Its: Sr. Vice President, Chief
                                            Financial Officer and
                                            General Counsel, The
                                            Resort at Summerlin, Inc.,
                                            General Partner (Principal
                                            Financial Officer)

       The Resort at Summerlin, Inc.
       (Registrant)

       Date: August 16, 1999                By: /s/ Brian McMullan
                                            ----------------------
                                            Brian McMullan
                                            Its: President and Chief Executive
                                            Officer (Principal Executive Officer)

     Date: August 16, 1999                      By: /s/ John J. Tipton
                                                ----------------------
                                                John J. Tipton
                                                Its: Sr. Vice President, Chief Financial
                                                Officer and General Counsel
                                                (Principal Financial Officer)